Form 10-K
period 2018-12-31
MAXWELL TECHNOLOGIES INC
filed 2019-02-14
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐     NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐     NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $183,152,112 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018), based on the closing price of the registrant’s common stock on that day as reported by the NASDAQ Global Market. Shares of common stock held by each officer and director on June 30, 2018 have been excluded in that such persons may be deemed to be affiliates.
The number of shares of the registrant’s Common Stock outstanding as of February 11, 2019, was 46,008,549 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2018.

MAXWELL TECHNOLOGIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2018

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, all references to “Maxwell,” “the Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries. All references to “Maxwell SA” refer to our former Swiss Subsidiary, Maxwell Technologies, SA. All references to “Nesscap Korea” refer to our Korean Subsidiary, Nesscap Korea Co., Ltd.
Some of the statements contained in this Annual Report on Form 10-K and incorporated herein by reference discuss our plans and strategies for our business or make other forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “predicts,” “potential,” “plans,” “intends,” “may,” “could,” “will,” “continue,” “seek,” “should,” “would” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views and beliefs of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our statements. Such risks, uncertainties and contingencies include, but are not limited to, the following:

•
the risk that the pending acquisition by Tesla does not close due to regulatory approval, either party deciding to terminate the agreement after five months from the signing, or the failure of one or more of the other conditions to close under the merger agreement we entered into with Tesla in the anticipated timeframe or at all;

•	disruption from the merger making it more difficult to maintain our customer, supplier, key personnel and other strategic relationships;

•	uncertainty as to the market value of the Tesla merger consideration to be paid in the merger below an agreed to floor trading price of Tesla common stock at the time of closing;

•	the risk that required governmental approvals of the merger (including antitrust approval) will not be obtained or that such approvals will be delayed beyond current expectations;

•
the risk that required review and approval of the Form S-4 registration statement for the Tesla common stock to be issued in the merger will be delayed beyond current expectations, including for any delay that may result from a government shut-down;

•	the risk of litigation in respect of either Tesla or Maxwell or the merger;

•	our intentions, beliefs and expectations regarding our expenses, cost savings, sales, operations and future financial performance;

•	our operating results;

•	our ability to manage cash flows;

•	our ability to develop, introduce and commercialize new products, technologies applications or enhancements to existing products and educate prospective customers;

•	anticipated growth and trends in our business;

•	our ability to successfully complete one or more financings;

•	our ability to otherwise obtain sufficient capital to meet our operating requirements, including, but not limited to, our investment requirements for new technology and products, or other needs;

•	our ability to manage our long-term debt and our ability to service our debt, including our convertible debt;

•	risks related to changes in, and uncertainties with respect to, legislation, regulation and governmental policy;

•	risks related to tax laws and tax changes (including U.S. and foreign taxes on foreign subsidiaries);

•	risks related to our international operations;

•	our expectations regarding our revenues, customers and distributors;

•	our beliefs and expectations regarding our market penetration and expansion efforts, especially considering the small number of vertical markets and a small number of geographic regions;

•	our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to protect our intellectual property rights and to defend claims against us;

•	dependence upon third party manufacturing and other service providers, many of which are located outside the U.S. and our ability to manage reliance upon certain key suppliers;

•	our anticipated trends and challenges in the markets in which we operate; and

•	our expectations and beliefs regarding and the impact of investigations, claims and litigation.

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
Merger Agreement with Tesla
On February 3, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Maxwell, Tesla, Inc., a Delaware corporation (“Tesla”) and Cambria Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Tesla (“Merger Sub”), which contemplates the acquisition of Maxwell by Tesla, through Merger Sub. The Merger Agreement contemplates that Tesla will commence an all stock exchange offer for all of the issued and outstanding shares of Maxwell (the “Offer”), followed by a merger of Merger Sub with and into Maxwell pursuant to which Maxwell will survive as a wholly-owned subsidiary of Tesla (the “Merger”).
In the Offer, each Maxwell stockholder who elects to participate in the Offer will receive a fractional share of common stock of Tesla, $0.001 par value (“Tesla Common Stock”) for each share of Maxwell common stock, par value $0.10 (“Maxwell Common Stock”) exchanged in the Offer. Tesla, through Merger Sub, will commence the Offer to purchase each issued and outstanding share of Maxwell Common Stock for a fraction of a share of Tesla Common Stock, equal to the quotient obtained by dividing $4.75 by the volume weighted average closing sale price of one (1) share of Tesla Common Stock as reported on the NASDAQ Global Select Market (“NASDAQ”) for the five (5) consecutive trading days ending on and including the second trading day immediately preceding the expiration of the Offer (the “Tesla Trading Price”). However, in the event that the Tesla Trading Price is equal to or less than $245.90, then each share of Maxwell Common Stock shall be exchanged for 0.0193 of a share of Tesla Common Stock. Such shares of Tesla Common Stock, plus any cash paid in lieu of any fractional shares of Tesla Common Stock, is referred to as the “Offer Consideration”.
At the effective time of the Merger (the “Effective Time”), each outstanding option to purchase Maxwell Common Stock that is outstanding, unexercised and unexpired immediately prior to the Effective Time (“Maxwell Option”) shall be automatically assumed by Tesla and converted into and become an option to acquire Tesla Common Stock, on the same terms and conditions as were applicable to such Maxwell Option as of immediately prior to the Effective Time, subject to an adjustment for the number of shares and the exercise price pursuant to which such Maxwell Option will be converted into Tesla Common Stock. At the Effective Time, each Maxwell restricted share unit (“Maxwell RSU”) that is outstanding immediately prior to the Effective Time, shall be assumed by Tesla and converted automatically into and become a restricted stock unit covering shares of Tesla Common Stock, on the same terms and conditions as were applicable under the Maxwell RSU as of immediately prior to the Effective Time, subject to an adjustment for the number of shares in which the RSU will be converted into Tesla Common Stock.
The Board of Directors of Maxwell (the “Board”) has unanimously approved the Merger and the Merger Agreement, and the Board has resolved to recommend to the stockholders of Maxwell to accept the Offer and tender their shares of Maxwell Common Stock to Merger Sub pursuant to the Offer. Under the terms of the Merger Agreement, Merger Sub’s obligation to accept and pay for shares of Maxwell Common Stock that are tendered in the Offer is subject to customary conditions. The Merger Agreement contains representations, warranties and covenants of Tesla, Merger Sub and Maxwell that are customary for a transaction of this nature. The Merger is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under applicable anti-trust laws, the effectiveness of a registration statement on Form S-4 registering the Tesla Common Stock to be issued in connection with the Merger, and a minimum condition that at least a majority of the aggregate voting power of Maxwell Common Stock outstanding immediately after the consummation of the Offer are tendered in the Offer. Each of the parties may also terminate the Merger Agreement if the closing of the Offer has not occurred within five (5) months of the signing of the Merger Agreement. The transaction is not subject to any financing condition.
We have prepared this Form 10-K and the forward-looking statements contained in this Form 10-K as if we were going to remain an independent company. If the Offer and Merger are consummated, many of the forward-looking statements contained in this Form 10-K will no longer be applicable.
Overview
Maxwell was incorporated under the name Maxwell Laboratories, Inc. in 1965. The Company made an initial public offering of common stock on the NASDAQ Stock Market in 1983, and changed its name to Maxwell Technologies, Inc. in 1996. We are headquartered in San Diego, California, and have design, sales and manufacturing locations in the United States, Germany, China and South Korea. We develop, manufacture and market energy storage and power delivery products for transportation, grid energy storage, industrial and other applications. We are focused on enhancing our technology platforms to achieve sustainable growth in the Automotive, Grid, Rail and Wind markets within Energy Storage, and further advance our Dry Battery Electrode technology to capitalize on what we believe represents an unprecedented long-term growth opportunity.

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

During the period covered by this Annual Report, we also owned and operated a high voltage product line via our former Swiss subsidiary, Maxwell Technologies, SA (“Maxwell SA”). High voltage’s CONDIS® capacitor products include grading and coupling capacitors, electric voltage transformers and metering products that are used to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy. On December 19, 2018, we sold Maxwell SA to RN C Holding SA, a special purpose holding entity and affiliate of Renaissance Investment Foundation, as part of the Company’s strategy. This transaction was intended to enhance our balance sheet and provide additional financial resources to further expedite investments in our core technologies across both energy storage and dry battery electrode technology platforms as well as to enhance our ability to support our customers and the various projects underway and planned. Except as specifically indicated, the description of the Company and our assets and operations excludes the high voltage product line. The high voltage product line has been classified as discontinued operations and the results of operations of the high voltage product line for the years ended December 31, 2018 and 2017 have been excluded from the our continuing operating results.
Industry Trends
There are three fast approaching, disruptive megatrends which we believe will drive and create unique long-term growth opportunities in our industry. These megatrends include electrification of combustion engine vehicles, the revolution of battery electric vehicles and renewable power generation in the grid.

•
First, as the use of premium features such as e-active suspension, autonomous driving and other power demanding applications continue to penetrate the automotive market, high power and rapid response energy storage and power delivery solutions are increasingly required to address the new technological challenges that these advanced features will create.

•
Second, as global emission policies continue to tighten and the cost for lithium-ion batteries continues to fall, the automotive industry is on the verge of an electric vehicle revolution, which we believe will fundamentally change the industry and how automobiles are made and used. Advanced lithium-ion battery performance and reduced costs are at the center of this fundamental change and we believe that innovation in this area could be a major factor in determining the winners and losers in the future of the highly competitive automotive industry.

•
Third, as costs for renewable power generation continue to decline and converge on those of traditional forms, renewable penetration on the grid is increasing at accelerated rates. This increasing penetration requires advanced energy storage and power delivery technologies for successful integration and to stabilize the grid as this modernization takes effect.

In recent years, we have also experienced a shift in customer demand from cells to sophisticated, complete subsystem solutions, which require increased intelligence and integration with existing networks, particularly in areas such as the automobile drive train and the energy grid. Therefore, in the year ended December 31, 2018, we streamlined operations, divested our high voltage product line and strengthened our balance sheet to transition Maxwell Technologies to a Pure-Play energy storage technology company.

Strategy
Our primary corporate objective is to offer innovative products to our customers to help them achieve their business goals. Further, our strategy is to drive continuous improvements across all facets of operations, enhance our research and development capabilities and diversify our business which we expect will lead to increased revenue, further positioning the Company for accelerated, profitable growth over the long-term to ultimately create sustainable value for our stockholders. Beginning in 2015, we undertook a series of initiatives with the goal of transforming the business to align with our strategy, including organizational restructuring to right size the business and put the cost structure in line with the magnitude of revenue, ramping up our innovation engine in order to provide leading-edge products at a faster rate to our customers and partners, and strengthening of the management team. Additionally, we sought to optimize our portfolio by divesting our Microelectronics product line in 2016, acquiring the core business and operating entities of Nesscap Energy, Inc. in 2017, and divesting our high voltage product line in December 2018. We also strengthened our balance sheet by raising a net $46 million in a convertible debt financing in 2017 and a net $23 million in a public stock offering in August 2018. As a result of these initiatives, we have been able to allocate additional resources to research and development to further build out our technology platform across both energy storage platforms and dry battery electrode technologies. We believe these markets represent the greatest potential for long-term success and that our existing technology and customer footprint provide the Company with a competitive advantage. Our strategy specifically focuses on optimizing and commercializing our two product portfolios:
Energy Storage
The second part of our strategy is to optimize our energy storage portfolio and technology platform to drive business diversification, achieve scale, and to transition our business to higher growth opportunities. The energy storage market is estimated to become a $1.35 billion market by 2023, and projected to grow at approximately 20% on a compounded annual growth rate (“CAGR”), according to a variety of sources, including Navigant Research, CNEAI production data, internal market research and direct customer feedback. Over the last year, we have made steady progress leveraging our core competencies and diversifying our ultracapacitor products to drive sustainable growth in automotive, grid energy storage, rail and wind. Our cumulative design wins in our target markets have more than tripled over the last three years. In 2017, we acquired the core business and operating entities of Nesscap Energy, Inc. in order to drive customer diversification, achieve scale and position the business to win high growth opportunities. We combined Nesscap’s best-in-class small cell product portfolio with Maxwell’s leadership in large cell solutions to create the most complete portfolio available in the market for our customers and we are leveraging the talent of our newly combined R&D teams and plan to launch several new products in 2019 to meet the needs of our customers. As we move into 2019, we believe that the progress we are making in energy storage has positioned us take advantage of the three megatrends in renewable power generation and vehicle electrification, all of which we expect will accelerate our design in momentum as well as advance our strategy to deliver long-term value to our customers, partners and stockholders. In 2018, we released several new intelligent, application specific, standard subsystem products, including 1) a multi-cell subsystem which combines Maxwell’s ultracapacitors with proprietary, advanced power conversion electronics to supply enhanced performance for a wide variety of demanding automotive applications; 2) two new highly scalable subsystem products to deliver reliable, fast responding, long lifetime storage in grids and microgrids; and 3) a wind pitch retrofit system where ultracapacitors are addressing the cost and battery replacement challenges faced by wind turbines already in operation.
We believe that our automotive business, which has historically contributed a modest, but consistent revenue stream, has the largest growth potential for our Company. As features that demand increased and reliable electrical power grow with the proliferation of hybrid electric vehicles and the advent of autonomous driving, the need for high power and rapid response energy storage and power delivery solutions is becoming increasingly important. Automakers are evaluating new electrification strategies to meet the future CO2 emission standards in vehicles while increasing the level of performance and features. Several of these new technologies will likely be adopted in mild-hybrid vehicles where an electric motor assists the combustion engine, allowing it to turn off for longer periods of time while the car is coasting, as well as during short accelerations or braking. However, there are times when additional power is required, such as when stepping on the gas pedal to accelerate the vehicle, and the combustion engine must be powered back on. In this case, we believe that ultracapacitors fit in particularly well to provide the short-term burst of power needed to turn the combustion engine on while, in parallel, the electric motor is fueling the other power needs of the vehicle. As vehicle electrification continues to accelerate, we continue to see increased interest from key OEMs, especially for our newer, complete subsystem solutions, and particularly for autonomous driving applications. We are encouraged by the continued ramp of eActive Suspension and Back-up and Peak Power applications.

In 2018, we announced a technology partnership with Zhejiang Geely Holding Group (Geely), the parent company of leading brands such as Volvo and Geely Auto, which focuses on the integration of state-of-the-art ultracapacitors and advanced power conversion electronics into Geely’s global automotive vehicle lineup in support of their fleet electrification strategy, beginning with the inclusion of Maxwell’s ultracapacitor-based peak power subsystem in five model year 2020 mild-hybrid and plug-in hybrid vehicles. These vehicles will initially be available in North America and Europe and the production ramp for these models is slated to begin in late 2019. With our game-changing Geely-Volvo solution, we have demonstrated the benefit that ultracapacitor solutions can provide to support the heightened demand of the growing electric functions in vehicles. Further, we have publicly stated that the Geely-Volvo alliance represents greater than a $100 million market opportunity. We have 14 other confirmed automotive design wins at various stages of progress and in several different applications including Start/Stop, eActive Suspension, eTurbo and Back-up Power for Autonomous Driving. We have also discussed several additional larger opportunities that could provide for considerable volume and drive material revenue growth in 2020 and beyond.
In the grid energy storage market, as costs for renewable power generation continue to fall and converge toward those of traditional forms, renewable penetration into the grid is increasing at accelerated rates. Efficient integration of renewable power sources into the existing grid requires advanced energy storage, stabilization, and power delivery technologies. We believe we are making excellent progress as we are experiencing increasing levels of engagement from customers and are moving rapidly from pilot projects to both large utility-scale as well as small to mid-scale commercial projects at the micro-grid level. In 2018, we launched two new grid products, an open cell pack and a subsystem design. These products are configurable from sub-1 megawatt to hundreds of megawatts, directly addressing existing and growing power quality issues facing the grid infrastructure by delivering fast responding power for applications including voltage support, frequency response and renewables power smoothing for utilities, power generators, and commercial and industrial customers across the globe.
Also in 2018, we announced a subsystem design-in with Siemens Transmission Solutions to deliver economical, fast responding, long life grid voltage and frequency support solutions. Maxwell’s Grid Energy Storage Systems are an integral design element in the Siemens’ SVC PLUS FS that will provide system inertia in the form of fast, active power injection, which bridges the time gap between grid disruption and the activation of secondary power reserves for large utilities. These solutions are intended to stabilize global power grids. Maxwell’s ultracapacitors were selected as the energy storage asset of choice to provide grid frequency and voltage support due to their rapid response time at high power levels, long lifetime and minimal maintenance.
Due to the high reliability and long life of ultracapacitors, our customers are also requesting these products as support systems to improve the performance and lifetime of batteries that are already installed in the grid. We have spent multiple years developing these products due to the complex nature and increased intelligence desired by our customers. Given the demands from the megatrend of renewables entry into the grid and our new product introductions, which directly address these demands, we have a growing number of project opportunities under development in the United States, Europe, and Australia for applications both in front of and behind the meter and expect to see gradual revenue ramp up in 2019, setting the stage for more meaningful growth in 2020.
We believe the rail market is also poised for future growth, driven by a significant light rail infrastructure build-out in China to support continued urbanization. We have partnered with China Railway Rolling Rock Corporation, or CRRC-SRI, in China to develop lithium-ion capacitor based light rail on-board systems. CRRC-SRI’s full-scale commercial manufacturing facility in China was readied for cell production in late 2018 and we expect production to being a gradual ramp up 2019 and then build thereafter. Maxwell is the exclusive supplier of electrode to CRRC-SRI, thus we expect our top-line revenue to grow proportionately with CRRC-SRI’s cell production ramp up. We are also investing in the advancement of our Generation 2 lithium-ion capacitor technology development and are on track to meet program milestones, including improvement in low temperature capability, lower resistance and increased energy density; we are anticipating we will be production-ready sometime in the third quarter of 2019. We expect that the grid and rail markets could become more significant contributors to our revenue growth in the coming years. Additionally, we are discussing additional development opportunities with our partner for Generation 3 technology, which we believe would further advance power and energy densities, lead to new applications and, ultimately, new revenue and growth opportunities.
The wind market in China continues to be a significant revenue contributor to Maxwell with growth opportunities coming from the ongoing development of offshore wind resources in China and the deployment of our new wind pitch retrofit systems for existing commercial wind farms in North America and Europe. Our retrofit modules are designed to replace existing battery-based emergency pitch control systems for reliable and fail-safe performance, and can considerably reduce the cost of ownership for operating wind energy. Deployment of retrofit modules into commercial wind farms began to ramp up in 2018 and we expect to continue to penetrate the 20,000 turbine opportunity in the U.S. as we grow the number of turbine installations and as we reach more wind farms throughout 2019 and beyond. Overall, we believe Maxwell is well positioned in the wind market and we anticipate the market to moderately grow in the future.

We are constantly working on improving technical performance of our products, such as higher temperature capability, higher voltage levels and higher power density as well as increasing reliability and ruggedness of our products for an extended application lifetime. We are increasing our focus on developing entire system solutions and supporting rapid product implementations in emerging markets and applications. We expect this could lead to higher gross margin opportunities. In order to develop new, innovative solutions and accelerate time-to-market for these solutions, we are focused on developing these capabilities ourselves and on establishing technical and commercial relationships with value-added partners within our target market segments and applications, including value-added distributors, solution level integrators, tier-one suppliers and automotive manufacturers.
Dry Battery Electrode Technology
Our strategy is focused on commercializing our dry battery electrode technology, which we believe is a unique and transformative battery technology that addresses a significantly larger market opportunity, particularly in electric vehicles. A significant megatrend is fast approaching in the automotive industry as emission policies and regulations enacted by global governments continue to tighten. To meet these requirements, electric vehicles are expected to become more heavily adopted, which necessitates that the cost of lithium-ion batteries must continue to fall as well as meet targeted performance requirements. The shift towards hybrid and electric vehicles is accelerating and is likely to fundamentally change the industry, including how automobiles are made and used. Lithium-ion batteries are attracting substantial investment as auto makers drive toward lower cost electric vehicles with longer range between charges. We believe that improved lithium-ion batteries are the key enabling technology for vehicle electrification, and as such, cost reduction and performance improvement have become critical targets for the world’s leading lithium-ion battery manufacturers and automotive OEMs. We believe that our dry battery electrode technology can successfully address the need to improve energy density, extend battery life and improve durability, lead to significant cost reductions and production capacity density increases and address customers’ demands for more environmentally-responsible solutions. Further, we believe that our patent-protected, proprietary manufacturing process, which has been utilized through many years of ultracapacitor production, can be applied to the manufacturing of battery electrode without the use of solvents to produce a highly reliable electrode material with uniform characteristics resulting in enhanced product performance, long-term durability, and lower manufacturing cost.
By applying our proprietary dry manufacturing process and trade secrets to the production of lithium-ion batteries, we believe that we can create significant performance and cost benefits when compared to today’s state of the art technology. In 2016, we signed a joint development agreement with a leading global automotive OEM and a global tier one automotive supplier on a proof-of-concept basis to validate dry battery electrode performance on a pilot scale. We have completed this proof-of-concept, which we believe has demonstrated the significant performance and cost advantages of our dry electrode manufacturing process compared with wet electrode manufacturing, while providing the required consistency and reproducibility in manufacturing a pilot-scale dry electrode roll. Throughout 2018, following the proof-of-concept, we have continued to make additional technology advances.
As the trend toward battery electric vehicles continues to increase, efforts are accelerating in the automotive and energy storage industries to prepare for this coming demand. We believe that our dry battery electrode technology could be a central enabling technology for the battery electric vehicle market. We have experienced increasing interest from additional large, brand name, global players in the energy storage and automotive industries regarding future joint development and commercialization efforts and we are currently in deep discussions with potential partners regarding broader collaborations, with the ultimate goal of commercialization, which we believe could unlock significant value for our customers, partners and shareholders. Given the recent successes in the proof-of-concept, the additional technology advancements and the increasing interest from global leaders from automotive and energy storage markets, we have begun to shift more investment towards the development of dry battery electrode technology. Moreover, in 2019 we intend to begin building a state-of-the art pilot-scale manufacturing facility to further prove the benefits and manufacturability of this technology. In addition, we are highly focused on attaining broader, scale-up agreements with our current and prospective partners that could accelerate the commercialization of this breakthrough technology.

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

Dry Battery Electrode
The critical and performance governing components in a given battery are the electrodes. Battery devices are comprised of at least two electrodes, a negative electrode paired with a positive electrode, interposed by an ionically conductive film in between the electrochemical couple and filled with electrolyte in a sealed package. The incumbent wet electrode coating technology is limited by at least one of the following values: cost, electrode architecture, material platform and safety. Solvent used in wet coated electrode manufacturing imparts higher system cost, limits specific energy of the electrode due to thickness barrier, limits liquid sensitive battery material usage and is inherently toxic. As such, our dry battery electrode process technology, a solvent-free manufacturing method, is expected to deliver all the noted values since no solvent and/or liquid is required. Value-added benefits include reduction in system cost by simplifying electrode production, significantly reducing manufacturing facility requirements, enablement of broad-range material use, flexibility in electrode architecture for high specific energy design and accommodation of eco-friendly manufacturing. Our patent portfolio extends to certain of these technologies. Our dry electrode process technology can be used to produce batteries for consumer electronics, healthcare products, industrial goods, grid energy storage systems and automotive applications, which comprise an enormous market potential. In applications that demand high energy density and long runtime, our dry electrode is advantageously positioned as we can furnish electrode architectures that are unmatched by today’s product offering in an economical and socially responsible fashion. The dry electrode can be further applied to advanced battery chemistries, offering well over 300 Wh/kg at the cell level.
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
Energy Storage
We produce our dry-processed electrode material for our own ultracapacitor products, and for sale to other ultracapacitor manufacturers such as Yeong-Long Technologies Co., Ltd. (“YEC”) at our Peoria facility. In 2013, we completed a major electrode capacity expansion in our Peoria facility. This facility gives us sufficient capacity to support both our current ultracapacitor production requirements and external electrode demand in the near term. As demand increases, additional increments of electrode production capacity can be added within a year through the utilization of established equipment vendors. Additionally, in our South Korea manufacturing facility, we produce wet-processed ultracapacitor electrode material and assemble this material into small and medium cell ultracapacitors; we made investments in 2018 to expand the capacity of this plant in order to meet projected demand for these products.
As noted above, we have outsourced assembly of all other cell types and multi-cell modules to contract manufacturers in China.
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
Intellectual Property
We place a strong emphasis on inventing, protecting and exploiting proprietary technologies, processes and designs which bring intrinsic value and uniqueness to our product portfolio. We place a high priority on obtaining patents to provide the broadest and strongest possible protection for our products, technologies and other strategic initiatives. Our continued success will depend in part on our ability to protect our existing patents and to secure patent protection on developing technologies. As of December 31, 2018, we held 90 issued U.S. patents and 20 published pending U.S. patent applications, all of which relate to our core technologies, processes and designs, including our dry battery electrode and ultracapacitor products and technology.
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
While our primary strategy for protecting our proprietary technologies, processes and designs is related to obtaining patents, we also apply for trademark registrations which identify us as the source of the products. Additionally, we promote our technologies, processes and designs in association with these registered trademarks to further distinguish our products from those of our competitors. As of December 31, 2018, we had five formal trademark registrations within the U.S.
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
Backlog
Product backlog as of December 31, 2018 was approximately $15.4 million, compared with $19.1 million as of December 31, 2017. Backlog consists of firm orders for products that will be delivered within 12 months. The actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects as this amount is impacted by a number of factors including potential cancellations of orders by our customers.
Significant Customers
Two customers, Beijing Etechwin and Continental Automotive, accounted for 12% and 11% of total revenue in 2018, respectively. Three customers, Continental Automotive, Beijing Etechwin and CRRC-SRI, accounted for 15%, 11% and 10% of total revenue in 2017, respectively.
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
Employees
As of December 31, 2018, we had 367 employees in four countries, as follows: 196 full-time, 1 part-time and 2 temporary employees in the U.S.; 132 full-time employees in South Korea; 27 full-time employees in China; and 12 full-time employees in Germany.
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
Risks Related to the Tesla Acquisition
The conditions under the Merger Agreement to Tesla’s consummation of the Offer and the subsequent Merger may not be satisfied at all or in the anticipated timeframe.
On February 3, 2019, we entered into the Merger Agreement with Tesla. Under the terms of the Merger Agreement, Merger Sub’s obligation to accept and pay for shares of Maxwell Common Stock that are tendered in the Offer is subject to customary conditions, including, among others, (i) the condition that, prior to the expiration of the Offer, there have been validly tendered and not validly withdrawn a number of shares of Maxwell Common Stock that, upon the consummation of the Offer, together with shares of Maxwell Common Stock then owned by Tesla and Merger Sub (if any), would represent at least a majority of the aggregate voting power of Maxwell Common Stock outstanding immediately after the consummation of the Offer; (ii) the expiration or termination of the required waiting period under the applicable antitrust laws; (iii) the effectiveness of a registration statement on Form S-4 filed by Tesla registering Tesla Common Stock to be issued in connection with the Offer and the Merger; (iv) the approval of shares of Tesla Common Stock for listing on the NASDAQ; (v) the absence of legal restraints on Merger Sub’s ability to accept and pay for shares of Maxwell Common Stock tendered in the Offer; and (vi) the absence of any changes that have (or would reasonably be expected to have) a material adverse effect on Maxwell’s business, operations, assets or financial condition. The Offer and subsequent Merger is not subject to any financing condition.
We intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement. In addition, there can be no assurances that our stockholders will tender their shares, or that any or all of the other conditions will be satisfied in the timeframe expected, if at all.
Each of the parties may terminate the Merger Agreement if the Closing of the Offer has not occurred within five (5) months of the signing of the Merger Agreement.
While each party has agreed to use its reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable law to consummate the transactions, including the Offer and the Merger, each party has the right to terminate the Merger Agreement if the closing of the Offer has not occurred within five (5) months after the signing of the Merger Agreement.

Because the market price of Tesla Common Stock may fluctuate, our stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their Maxwell shares in connection with the transactions.
Because the market price of Tesla Common Stock may fluctuate, our stockholders cannot be sure of the market value of the stock consideration they will receive in exchange for their Maxwell shares in connection with the transactions. In connection with the offer and the merger, our stockholders will receive a fixed value of $4.75 per share as part of the exchange. Tesla, through Merger Sub, will commence the Offer to purchase each issued and outstanding share of Maxwell Common Stock for a fraction of a share of Tesla Common Stock. The consideration issuable in the offer and the merger is calculated by reference to the volume weighted average of the daily volume weighted average of the trading price of one (1) share of Tesla common stock as reported on the Nasdaq Global Select Market for the five (5) consecutive trading days ending on and including the second trading day immediately preceding the expiration of the offer (as adjusted as appropriate to reflect any stock splits, stock dividends, combinations, reorganizations, reclassifications or similar events) and subject to a minimum as described below. If the Tesla common stock price is greater than $245.90, the exchange ratio will be equal to the quotient obtained by dividing (1) $4.75 by (2) the Tesla trading price as calculated above. However, if the Tesla common stock price is equal to or less than $245.90, the minimum will apply and the exchange ratio will be fixed at 0.0193 and may result in less than $4.75 in value. Accordingly, the actual number of shares and the value of Tesla common stock delivered to participating Maxwell stockholders will depend on the Tesla stock price, and the value of the shares of Tesla common stock delivered for each such share of Maxwell common stock may be less than $4.75.
Because the offer will not be completed until certain conditions have been satisfied or waived in accordance with the Merger Agreement, a significant period of time may pass between the commencement of the offer, the time you tender your shares and the time that the Offeror accepts your shares for payment. Therefore, at the time you tender your Maxwell Common Stock pursuant to the Offer, you will not know the exact market value of the Tesla Common Stock that will be issued if the Offeror accepts such shares for payment.
The announcement of the Offer and the Merger could negatively impact our future business and operations.
Our announcement of having entered into the Merger Agreement and Tesla and Merger Sub’s commencement of the Offer could cause a material disruption to our business and there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied. The Merger Agreement may also be terminated by us or Tesla in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by us in order to accept and enter into a third-party acquisition proposal that our board of directors determines constitutes a superior proposal upon payment of a termination fee to Tesla of $8.295 million. We are subject to several risks as a result of the announcement of the Merger Agreement and the Offer, including, but not limited to, the following:

•
Pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the consummation of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•
The attention of our management may be directed toward the consummation of the Offer, the Merger and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us;

•
Current and prospective employees may experience uncertainty regarding their future roles with us (and, if the Offer is completed, Tesla), which might adversely affect our ability to retain, recruit and motivate key personnel and may adversely affect the focus of our employees on development and sales of our products;

•	Our inability to hire capable employees, given the uncertainty regarding the future of the company, in order to execute on our continuing business operations;

•	Our relationships with our customers, partners, manufacturers and suppliers may be disrupted; and

•	Any of the above matters could adversely affect our stock price or harm our future business or operations.

Our business relationships and those of our subsidiaries may be subject to disruption due to uncertainty associated with the Merger, which could have an adverse effect on our results of operations, cash flows and financial position and, following the completion of the Merger, the combined company.
Parties with which we and our subsidiaries do business may be uncertain as to the effects on them of the Merger and related transactions, including with respect to current or future business relationships with us, our subsidiaries or the combined company. These relationships with customers, partners, manufacturers and suppliers may be subject to disruption. Other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with us, or consider entering into business relationships with parties other than us, our subsidiaries or the combined company. In fact, we have received notifications from certain customers and prospective customers that they are re-evaluating their purchasing decisions which could ultimately result in delayed or cancelled orders. Future opportunities will also be difficult to obtain until more certainty about our future as a combined company with Tesla is understood by customers, manufacturers and suppliers. These disruptions could have an adverse effect on our results of operations, cash flows and financial position. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
Consummation of the offer may adversely affect the liquidity of our shares not tendered in the offer.
If the offer is completed, the number of stockholders and the number of publicly-traded shares of our common stock will be significantly reduced. As a result, the closing of the offer can be expected to adversely affect, in a material way, the liquidity of the remaining shares held by the public pending the consummation of the merger. While we currently expect the merger to occur on the day after the offer is completed, there can be no assurance that all conditions to the merger will be satisfied at that time or at all.
If the proposed transactions are not consummated, our business and stock price could be adversely affected and we will need to raise substantial additional capital to fund our ongoing operating or other needs.
The consummation of the transactions contemplated by the Merger Agreement (the “Transactions”) is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement. If the Offer and/or the Merger are delayed or otherwise not consummated, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•
if the Offer and the Merger are not completed, the trading price of our common stock may change to the extent that the current trading price of our common stock reflects an assumption that the Offer and the Merger will be completed;

•
we have incurred and expect to continue to incur significant expenses related to the proposed Transactions. These transaction -related expenses include certain investment banking fees, legal, accounting and other professional fees. Most of these fees must be paid even if the Offer is not consummated;

•	we could be obligated to pay (or cause to be paid) to Tesla a $8.295 million termination fee in connection with the termination of the Merger Agreement in certain circumstances;

•
failure of the Offer and the Merger may result in negative publicity and/or a negative impression of us in our customers, prospective customers, the investment community or business community generally. The failure to consummate the Transactions may be viewed as a poor reflection on our business or prospects;

•
certain of our suppliers, customers, distributors, and other business, collaboration and strategic partners may seek to change or terminate their relationships with us as a result of the proposed Transactions; and

•	the market price of our common stock may decline, particularly to the extent that the current market price reflects a market assumption that the proposed Offer and Merger will be completed.
In addition, if the Offer and/or the Merger is not consummated, while we expect to be able to continue as a going concern for at least the next twelve months, we believe that in the future we will need a substantial amount of additional capital, and would expect to have to explore additional funding alternatives, such as equity or debt financings, a potential sale of assets or other strategic financing options, to fund our ongoing operations and strategic and growth objectives. Namely, the development of dry battery electrode technology requires a substantial amount of capital. Moreover, to meet potential growth in demand for our products, particularly for our ultracapacitor products, we will need significant resources for customized production equipment. Further, additional capital may be required to execute on our strategies related to continued expansion into commercial markets, development of new products and technologies, and acquisitions of new or complementary businesses, product lines or technologies. There can be no assurance that if the Offer and/or the Merger were not consummated we would be successful in securing additional capital on a timeframe that coincides with our cash needs, on acceptable terms, or at all.

Additionally, if we were unable to secure additional financing that would likely be needed if the Offer and/or Merger were not consummated, we may violate either or both of the liquidity and EBITDA financial covenants in our revolving credit facility with East West Bank, thereby placing the lender in a position to not lend us any amounts under the Revolving Line of Credit or accelerate repayment of any outstanding principal amount plus accrued interest outstanding at the time of any such violations. Moreover, a default under our East West Bank loan would entitle the holders of our notes to cause the acceleration of our Senior Convertible Notes due 2022, and we would likely not have sufficient funds to repay amounts due upon such acceleration. As a result, we could be required to sell assets such as our intellectual property, and/or declare bankruptcy, and we may not be able to remain in business. Conversely, if we were required to raise additional funds by issuing equity, the issuance of additional shares will result in dilution to our current stockholders. If additional financing is accomplished by the issuance of additional debt, the service cost, or interest, will reduce net income or increase net loss, and we may also be required to issue warrants to purchase shares of common stock in connection with issuing such debt. If we were to sell any of our assets, we may reduce our overall net income, EBITDA or otherwise alter our financial outlook.
Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the Offer and Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options, and restricted stock units, and the receipt or potential receipt of change in control or other retention or severance payments in connection with the proposed transactions.
The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the Offer and the Merger.
The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our company. These provisions include our agreement not to initiate, solicit or knowingly encourage or knowingly facilitate any discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay (or cause to be paid) to Tesla a termination fee of $8.295 million.
These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Offer. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third-party’s offering a lower value to our stockholders than such third party might otherwise have offered.
Uncertainties associated with the Merger may cause a loss of our management personnel and other key, which could adversely affect our future business and operations.
In some of the fields in which we operate, there are only a limited number of people in the job market who possess the requisite skills, and it may be increasingly difficult for us to hire personnel during the pendency of the Merger. Current and prospective employees of ours may experience uncertainty about their roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger. The loss of services of certain of our senior management or key employees or the inability to hire new personnel with the requisite skills could restrict our ability to develop our dry battery electrode technology or new products or enhance existing ultracapacitor products in a timely manner, to sell products to customers or to effectively manage our business. Also, our business, financial condition and results of operations could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.
Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, in consideration of the agreements made by the parties in the Merger Agreement, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.
Until the earlier of the Effective Time and the termination of the Merger Agreement, the Merger Agreement restricts us from taking specified actions without the consent of Tesla, and requires us to generally operate in the ordinary course of business consistent with past practices. These restrictions may prevent us from making appropriate changes to its businesses, retaining its workforce, paying dividends or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Litigation against us, or the members of our Board of Directors, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
While we are not aware of any litigation matters brought against us or our Board of Directors related to the Merger, claims may be asserted by purported stockholder plaintiffs related to the Merger. While often such claims would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from becoming effective in a timely manner. Moreover, any litigation could be time consuming and expensive, could divert our management’s attention away from its regular business and, if any lawsuit is adversely resolved against us or members of our Board of Directors (each of whom we are required to indemnify pursuant to indemnification agreements), could have a material adverse effect on our financial condition.
One of the conditions to closing of the Merger is that no governmental entity shall have (i) enacted or issued any law that is in effect as of immediately prior to the Effective Time or (ii) issued or granted any orders or injunctions that is in effect as of immediately prior to the Effective Time, in each case which has the effect of restraining, enjoining or otherwise prohibiting the consummation of the Merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed and a claimant secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting our and/or Tesla’s ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all.
If the offer and the merger do not qualify as a tax-free reorganization, the receipt of Tesla Common Stock pursuant to the offer or merger could be fully taxable to our stockholders
We and Tesla intend the merger to qualify as a “reorganization” within the meaning of Section 368(a) of the Code. However, completion of the offer and merger are not conditioned upon receipt of an opinion from counsel dated as of the closing date that the offer and merger, taken together, qualify as a reorganization. If the merger does not qualify as a “reorganization”, the offer and the merger could be fully taxable to all Maxwell stockholders.
Risks Related to Our Business
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
Our products are currently sold into a limited number of vertical markets, some of which are either directly funded by or partially subsidized with government funding. Our dry battery electrode technology and the use of our ultracapacitor technology in certain applications is still relatively immature, and the costs associated with producing the products is perceived to be high as compared with more mature and readily understood solutions. However, many government entities have determined that they view certain prevailing interests, including, for example, reduction of pollution, to outweigh the economic costs associated with incorporating these clean technologies and therefore are willing to allocate government funding to encourage companies to produce goods which reduce pollution and energy consumption. These markets have and may continue to experience volatility when there are changes or delays in government policies and subsidy programs that support our sales into these markets. For example, over the past year, demand for our ultracapacitors in the China hybrid bus market significantly decreased due to changes in the government subsidy program as well a requirement to localize product manufacturing. Accordingly, in 2017 and 2018, our sales into this market were not significant. However, to reduce our dependency on China government influences, we established a localized manufacturing partnership with CRRC-SRI, thus positioning the Company for future revenue opportunities. However, despite our efforts, it is uncertain whether our sales into the China hybrid bus market will resume or recover to historical levels.
If these government entities elect to change their policies on government subsidies or decide to cancel or reduce certain government funding programs, then our customers could cancel or reduce orders for our products.
Uncertainty in the global geopolitical landscape may impede the implementation of our strategy outside the United States.
There is uncertainty as to the position the United States will take with respect to world affairs. This uncertainty may include such issues as U.S. support for existing treaty and trade relationships with other countries, including, notably, China. This uncertainty, together with other recent key global events (such as recently enacted currency control regulations in China, the continuing uncertainty arising from the Brexit referendum in the United Kingdom as well as ongoing terrorist activity), may adversely impact (i) the ability or willingness of non-U.S. companies to transact business in the United States, including with us, (ii) our ability to transact business in other countries, (iii) regulation and trade agreements affecting U.S. companies, (iv) global stock markets (including The Nasdaq Global Market on which our common shares are traded), and (v) general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.

There may be changes in, and uncertainty with respect to, legislation, regulation and governmental policy due to recent elections in the United States.
There have been and may be significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could impact fuel cell market adoption in the U.S. and the alternative energy technologies sector in the U.S., generally. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, infrastructure renewal programs; and modifications to international trade policy, such as approvals by the Committee on Foreign Investment in the United States; public company reporting requirements; environmental regulation and antitrust enforcement. For example, on December 22, 2017, the U.S. government enacted expansive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Among other provisions, the Tax Act reduces the federal income tax rate from 35% to 21% beginning on January 1, 2018 and eliminated bonus depreciation for end users of our high voltage capacitor products which are utilities. The Tax Act required these utility end customers to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. These revised financial metrics are now being considered by the local state governments in rate discussions to determine whether and to what extent the benefits must be passed down to the utility’s customers through more favorable rates. Given this uncertainty in the impact of the Tax Act, there can be no assurance that our customers in the United States will begin investing in new infrastructure, including the purchase and integration of our high voltage products in utility installations.
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
In September 2017, we issued $40.0 million aggregate principal amount of our 5.50% Senior Convertible Notes due in 2022 (the “Notes”) and an additional $6.0 million of Notes upon exercise of the initial purchaser’s option in October 2017. As a result of the sale of the Notes, we have a substantial amount of long-term debt. Our maintenance of such debt could adversely affect our financial condition and results of operations. While the Notes will continue to remain outstanding as part of the Merger, notice of the Merger must be delivered to the holders of the Notes prior to the Effective Date. In addition, certain documents must be delivered to the trustee on or prior to the Effective, including a supplemental indenture. If we fail to deliver the proper notification and documents required to be delivered pursuant to the Notes, we could be in violation of the terms of the Notes and certain covenants in the Merger Agreement.
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

Further, the Swiss federal prosecutor initiated an investigation into the Company in 2013 for actions which we believe are related to the U.S. Foreign Corrupt Practices Act (“FCPA”) investigation previously settled with the SEC and Department of Justice (“DOJ”) in 2011. In December 2018, we sold our Swiss subsidiary as part of the sale of our high voltage product line and agreed to indemnify the purchaser for damages which may arise from this matter. While there continues to be no resolution of this matter, the incurrence of excessive fines in accordance with Swiss bribery laws could occur and trigger our obligation to indemnify the purchaser of our Swiss subsidiary which such indemnification obligation have a material adverse impact on our financial condition and results of operation.
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
Due to our status as a U.S. issuer, we are subject to the FCPA, which prohibits companies from making, promising or offering improper payments or other things of value to foreign officials for the purpose of obtaining or retaining business or a business advantage. For example, in January 2011, we reached settlements with the SEC and DOJ with respect to charges asserted regarding certain payments made to an independent third-party sales agent in China for our high-voltage capacitor products produced by our former Swiss subsidiary, Maxwell SA. As a result, we were required to pay monetary fines totaling $14.4 million, and to implement additional remedial measures to strengthen our compliance program concerning anti-bribery.
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
We depend upon our reputation to compete for customers, suppliers, investors, strategic partners and personnel. Unfavorable publicity can damage our reputation and negatively impact our economic performance. Our restatement of our prior periods financial statements contained within our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the underlying business causes of such restatement, could damage our reputation. For example, in June 2015 and June 2016, we received subpoenas from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the restated financial statements. In March 2018, we consented to an order filed by the SEC without admitting or denying the SEC’s findings thereby resolving alleged violations of certain anti-fraud and books and records provisions of the federal securities laws and related rules. Under the terms of the order, we were required to pay $2.8 million in a civil penalty and agreed not to commit or cause any violations of certain anti-fraud and books and records provisions of the federal securities laws and related rules. There can also be no assurance that unfavorable publicity arising from this matter will not have a material adverse effect on our business.
Our ability to use our tax net operating loss carryforwards is dependent upon the generation of future taxable income, and the absence of significant ownership changes to our common stock.
As of December 31, 2018, we had U.S. federal tax and state tax net operating loss carryforwards of approximately $235.2 million and $43.6 million, respectively. Realization of any benefit from our tax net operating losses is dependent on both our ability to generate future taxable income before our net operating loss carryforwards expire, as well as the absence of certain “ownership changes” to our common stock. An “ownership change,” as defined in the applicable federal income tax rules, could place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. The issuance of shares of our common stock, including the issuance of shares of common stock upon future conversion or exercise of outstanding stock options, could cause such an “ownership change.” In addition, share trading activity by shareholders that own 5% or more of company equity can contribute to the determination of whether an ownership change occurs. Such limitations triggered by an “ownership change,” in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset any future taxable income.

Our stock price continues to be volatile.
Our stock has at times experienced substantial price volatility due to a number of factors, including but not limited to the various factors set forth in this “Risk Factors” section, as well as variations between our actual and anticipated financial results, announcements by us or our competitors, and uncertainty about future global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, we believe our stock price reflects the potential closing of the Merger. If we fail to close the Merger, we expect that our stock price may significantly decline which could have an adverse impact on investor confidence and employee retention.
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
Our primary operations are located in San Diego, California; Peoria, Arizona; and Yongin, South Korea. We occupy a 36,400 square foot facility in San Diego, California for our principal research and development operations under a lease that expires in March 2023. We also occupy a 30,500 square foot corporate office located in San Diego, California under a lease that expires in April 2023, and we have one five-year renewal option thereafter. Our Peoria, Arizona manufacturing facility occupies 123,000 square feet under a lease that expires in June 2027, and we have one five-year renewal option thereafter. Following our acquisition of Nesscap in April 2017, we lease a research, manufacturing and marketing facility in Yongin, South Korea occupying 53,000 square feet under a lease that expires in January 2021, and we have one three-year renewal option thereafter.
We have a 6,000 square foot sales office in Shanghai, China under a lease expiring in September 2019, and we have a two-year renewal option thereafter. We also have a small sales office in Munich, Germany.
We believe that we have sufficient space to support forecasted production volume and that our facilities are adequate to meet our needs for the foreseeable future. For additional information regarding our expected capital expenditures in fiscal 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.
Over the past several years, we have made substantial capital investments to outfit and expand our internal production facilities and incorporate mechanization and automation techniques and processes. Additionally, we have trained our manufacturing personnel in the necessary operational techniques. We have completed certain upgrades and expansions in recent years and, even in the context of manufacturing consolidation efforts, we have capacity flexibility and are able to accommodate other upgrades. Including consideration of our contract manufacturing relationships with Kaifa Technology (H.K.) Limited and Tianjin Lishen Battery Joint-Stock Co. Ltd. in China, we believe that we have sufficient capacity to meet near-term demand.

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
Swiss Bribery Matter
In August 2013, the Company’s former Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office. At the end of the search, the Swiss federal prosecutor presented the Company with a listing of the materials gathered by the representatives and then removed the materials from its premises for keeping at the prosecutor’s office. Based upon the Company’s exposure to the case, the Company believes this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. During initial discussions, the Swiss prosecutor has acknowledged both the existence of the Company’s deferred prosecution agreement with the DOJ and its cooperation efforts thereunder, both of which should have a positive impact on discussions going forward. Additionally, other than the activities previously reviewed in conjunction with the SEC and DOJ matters under the FCPA, the Company has no reason to believe that additional facts or circumstances are under review by the Swiss authorities. In December 2018, the Company sold its Swiss subsidiary as part of the sale of its high voltage product line and agreed to indemnify, within certain parameters, the purchaser for damages which may arise from this matter. To date, the Swiss prosecutor has not issued its formal decision as to whether the charges will be brought against individuals or the Company or whether the proceeding will be abandoned. At this stage in the investigation, the Company is currently unable to determine the extent to which it will be subject to fines in accordance with Swiss bribery laws and what additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
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
As of February 11, 2019, there were 268 registered holders of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. In addition, our ability to pay cash dividends is currently prohibited by the Amended Loan and Security Agreement with East West Bank. We currently intend to retain all available funds and any future earnings for use in the development, operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Equity Compensation Plans
The information required by this item is incorporated by reference to Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters, included in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data
Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations for the years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and the related notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. In addition, the discussion contains forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, deferred income taxes, pension assets and liabilities, the incurrence of warranty obligations, impairment of goodwill, estimation of the cost to complete certain projects, future revenue and other operating results, cash balances and access to liquidity, accruals for estimated losses from legal matters and estimation of the value of stock-based compensation awards, including the probability that the performance criteria of equity awards will be met. For further discussion regarding forward looking statements, see the section of this Annual Report on Form 10-K entitled Special Note Regarding Forward-Looking Statements.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Merger Agreement with Tesla

•	Executive Overview

•	Recent Highlights

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Critical Accounting Estimates

•	Impact of Inflation

•	Recent Accounting Pronouncements

•	Off Balance Sheet Arrangements
Merger Agreement with Tesla
On February 3, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Maxwell, Tesla, Inc., a Delaware corporation (“Tesla”) and Cambria Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Tesla (“Merger Sub”), which contemplates the acquisition of Maxwell by Tesla, through Merger Sub. The Merger Agreement contemplates that Tesla will commence an all stock exchange offer for all of the issued and outstanding shares of Maxwell (the “Offer”), followed by a merger of Merger Sub with and into Maxwell pursuant to which Maxwell will survive as a wholly-owned subsidiary of Tesla (the “Merger”).
In the Offer, each Maxwell stockholder who elects to participate in the Offer will receive a fractional share of common stock of Tesla, $0.001 par value (“Tesla Common Stock”) for each share of Maxwell common stock, par value $0.10 (“Maxwell Common Stock”) exchanged in the Offer. Tesla, through Merger Sub, will commence the Offer to purchase each issued and outstanding share of Maxwell Common Stock for a fraction of a share of Tesla Common Stock, equal to the quotient obtained by dividing $4.75 by the volume weighted average closing sale price of one (1) share of Tesla Common Stock as reported on the NASDAQ Global Select Market (“NASDAQ”) for the five (5) consecutive trading days ending on and including the second trading day immediately preceding the expiration of the Offer (the “Tesla Trading Price”). However, in the event that the Tesla Trading Price is equal to or less than $245.90, then each share of Maxwell Common Stock shall be exchanged for 0.0193 of a share of Tesla Common Stock. Such shares of Tesla Common Stock, plus any cash paid in lieu of any fractional shares of Tesla Common Stock, is referred to as the “Offer Consideration”.

At the effective time of the Merger (the “Effective Time”), each outstanding option to purchase Maxwell Common Stock that is outstanding, unexercised and unexpired immediately prior to the Effective Time (“Maxwell Option”) shall be automatically assumed by Tesla and converted into and become an option to acquire Tesla Common Stock, on the same terms and conditions as were applicable to such Maxwell Option as of immediately prior to the Effective Time, subject to an adjustment for the number of shares and the exercise price pursuant to which such Maxwell Option will be converted into Tesla Common Stock. At the Effective Time, each Maxwell restricted share unit (“Maxwell RSU”) that is outstanding immediately prior to the Effective Time, shall be assumed by Tesla and converted automatically into and become a restricted stock unit covering shares of Tesla Common Stock, on the same terms and conditions as were applicable under the Maxwell RSU as of immediately prior to the Effective Time, subject to an adjustment for the number of shares in which the RSU will be converted into Tesla Common Stock.
As soon as practicable following (but on the same day as) the consummation of the Offer and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly-owned subsidiary of Tesla. The Merger will be governed by Section 251(h) of the Delaware General Corporation Law (“DGCL”) and effected without a vote of the Company’s stockholders.
Executive Overview
Maxwell is a global leader in developing, manufacturing and marketing energy storage and power delivery products for transportation, industrial and other applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated, which we believe gives our products a key competitive advantage. We have one commercialized product line: energy storage, which consists primarily of ultracapacitors, with applications in multiple industries, including transportation and grid energy storage. In addition to our existing energy storage product line, we are focused on developing and commercializing our dry battery electrode technology, which leverages our core dry electrode process technology that we have used to manufacture our ultracapacitors for many years, and which we believe could be a ground breaking technology for lithium-ion batteries, particularly in the electric vehicle market.
Our primary objective is to offer innovative products to our customers and to diversify our business to provide for increased revenue and position the Company for accelerated, profitable growth thereby ultimately creating value for our shareholders. The key components of our strategy include (1) commercializing our dry battery electrode technology, which we believe is a unique and innovative technology with a potentially large market opportunity, particularly for electric vehicles, and (2) optimizing our energy storage product portfolio to drive business diversification, achieve scale, and transition to higher growth opportunities in a large and growing market.
For our dry battery electrode technology, we are focused on demonstrating the ability of our core technology to satisfy the increasing performance demands for lithium-ion batteries. We believe that our dry electrode technology has the potential to be a significant technology within the lithium-ion battery industry with substantial market opportunity, particularly for use in electric vehicles. By applying our patent-protected, proprietary and fundamental dry electrode manufacturing technology and trade secrets to batteries of varying chemistries, we believe we can create significant performance and cost benefits. To that end, in 2016, we entered into a “proof of concept” joint development agreement with a leading global automotive OEM and a global tier one automotive supplier on a proof-of-concept basis to validate dry battery electrode performance on a pilot scale. We have completed this proof-of-concept, which we believe demonstrates the significant performance and cost advantages of our dry electrode manufacturing process for use in lithium ion-batteries. In 2019, we plan to begin to build a pilot-scale manufacturing facility to further prove the benefits and manufacturability of this technology.
In order to achieve our strategic objectives, in the fourth quarter of 2018 we divested our high voltage product line. On December 19, 2018, the Company entered into a Share Purchase Agreement with RN C Holding SA, a special purpose holding entity and affiliate of Renaissance Investment Foundation, (“Renaissance”), providing for the sale of 100% of the shares of our Swiss subsidiary, Maxwell Technologies SA (“Maxwell SA”), and its high voltage capacitor product line to Renaissance. The transaction simultaneously closed with the signing of the Share Purchase Agreement on December 19, 2018. The upfront purchase price was approximately $55.1 million, which after certain reductions and other transaction-related expenses resulted in net cash proceeds of approximately $47.8 million. Additionally, Renaissance has agreed to make milestone payments of up to $7.5 million per year based on the achievement of specific revenue targets related to the high voltage capacitor product line in fiscal years 2019 and 2020 resulting in potential aggregate milestone payments of approximately $15 million.
Except as specifically indicated, the discussion of the Company and our operations excludes the high voltage product line. The high voltage product line has been classified as discontinued operations and the results of operations of the high voltage product line for the years ended December 31, 2018 and 2017 have been excluded from our continuing operating results. For the years ended December 31, 2018 and 2017, the high voltage product line represented 20% and 33% of total revenues, and 49% and 81% of total gross profit, respectively, before the reclassification of high voltage to discontinued operations.

In August 2018, we completed a public offering of 7,590,000 shares of our common stock at a public offering price of $3.25 per share. We received total net proceeds of approximately $23.0 million from the offering, after deducting underwriting discounts, commissions and our offering expenses. Offering net proceeds are being used for general corporate purposes, including research and development expenses, capital expenditures, working capital, repayment of debt and general and administrative expenses.
In September and October 2017, we issued $46.0 million aggregate principal amount of 5.50% convertible senior notes due 2022 for net proceeds of $43.0 million after deducting the initial purchaser’s discount and offering expenses payable by us. Net proceeds from the offering are being used for general corporate purposes, including research and development expenses, capital expenditures, working capital and general and administrative expenses.
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
In 2018, revenue was $90.5 million compared with $87.7 million in 2017, representing an overall increase of 3%. The increase in revenue was primarily related to new customers and a ramp up of recent design wins, including a significant newly launched hybrid system in the non-China bus market as well new product launches in grid storage systems. The increases were partially offset by a decrease in wind revenue due to competitive pressure in China and weakened wind sales in Europe.
Gross margin for fiscal year 2018 increased to 11% compared with 6% in 2017. The increase in gross margin was associated with a decrease in product costs mainly due to higher absorption of fixed costs related to higher production volumes and improved utilization at our manufacturing facilities, product transitions and synergies associated with our acquisition of Nesscap, and product mix shifts including the favorable impact of a full year of Korean-manufactured product margins in 2018. These improvements were partially offset by reductions in pricing for our ultracapacitor products in select markets.
Operating expenses in 2018 decreased to 56% of revenue, compared with 65% of revenue in the prior year, primarily attributable to several significant expenses incurred in 2017 including acquisition transaction costs, implementation of restructuring plans and a settlement with the SEC related to our 2011 and 2012 restatement.
As of December 31, 2018, we had cash and cash equivalents of $58.0 million. In addition, the Company has a revolving line of credit expiring in May 2021, under which no borrowings are currently outstanding. During 2018, in order to supplement existing cash, fund our investment plans and forecasted negative cash flow from operations, we raised cash via an equity offering in August 2018 and the sale of the high voltage product line in December 2018 as discussed above. Management believes that our available cash balance will be sufficient to fund our operations, obligations as they become due and capital investments for at least the next twelve months.
Going forward, we intend to continue focusing on our strategic priorities, as described above. In order to achieve our strategic objectives, we will need to overcome risks and challenges facing our business. A significant challenge we face is our ability to manage dependence on a small number of vertical markets and geographic regions, including some that are driven by government policies and subsidy programs. These markets may decline or experience slower rates of growth when there are changes or delays in government policies and subsidy programs. Specifically, the Chinese wind energy market, which represents a significant proportion of historical sales, is heavily dependent on government regulation and subsidy programs and changes to such regulations and programs could significant impact our revenues from this regional market.

Another significant challenge we face for our ultracapacitors relates to pricing expectations and competition in certain markets, such as auto and wind, which places significant pressure on our pricing and margins for our products, and we are continually pursing opportunities to reduce the cost of our product in order to improve our competitive position and product margins. Specifically, the wind market for ultracapacitors in China, a region which has historically represented a significant portion of our sales, has become more competitive with respect to pricing requirements. Accordingly, we have expanded our product line to address the changing demands and to secure our position in this market.
Additionally, recent tariffs and trade disputes have resulted in increased uncertainty related to our business. This uncertainty has caused a decrease or delays in purchases of our products which may continue until these customers determine the extent of the impact of these tariffs on their own business. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations or which of our products may be affected. Therefore, while we believe these decreases and delays are temporary, there is significant uncertainty about the continuing impact of tariffs and trade disputes on our revenues, gross margins and business operations.
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
Recent Highlights (other than the Merger Agreement with Tesla)
We continue to focus on introducing new products, winning new customers, developing new product applications, adjusting production capacity, reducing costs to align with near-term revenue forecasts, and improving production and other operational processes. Some of these efforts are described below:

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

•
In December 2018, we announced that we signed and closed a definitive agreement to sell our high voltage product line to Renaissance Investment Foundation ("Renaissance"). Under the terms of the agreement, we sold all shares of our Swiss subsidiary, Maxwell Technologies SA, and its CONDIS® line of high voltage capacitors for $55.1 million in cash and up to $15 million in potential future milestone payments to Renaissance. After certain reductions and other transaction-related expenses, we received net upfront cash proceeds of approximately $47.8 million.

•
In January 2019, we announced the launch of a new full-featured 3.0-volt (3.0V) product platform. With the introduction of these next generation ultracapacitors, users have the ability to increase energy and power in the same form factor as the 2.7-volt product line and can significantly cost-optimize their system designs by using fewer ultracapacitor cells or modules. Alternatively, users can upgrade to a 3.0V solution to extend the expected life of their products. The 3.0V platform is designed for single-cell applications as well as multi-cell complex module systems.

Results of Operations
Comparison of Years Ended December 31, 2018 and 2017
The following table presents certain statement of operations data expressed as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2018	2017
Total revenue	100%	100%
Cost of revenue	89%	94%
Gross profit	11%	6%
Operating expenses:
Selling, general and administrative	34%	43%
Research and development	22%	19%
Restructuring and exit costs	—%	3%
Total operating expenses	56%	65%
Loss from operations	(45)%	(59)%
Interest expense	5%	2%
Loss from continuing operations before income taxes	(50)%	(61)%
Income tax provision	(1)%	—%
Loss from continuing operations	(49)%	(61)%
Income from discontinued operations, net of income taxes	9%	12%
Net loss	(40)%	(49)%
Loss from continuing operations reported for 2018 was $44.4 million, or $1.08 per share, compared with a loss from continuing operations in 2017 of $53.9 million, or $1.52 per share.
The decrease in loss of $9.4 million in 2018 compared with 2017 was primarily related to the following:

•
a $4.7 million increase in gross profit associated with a decrease in product costs mainly due to higher absorption of fixed costs related to higher production volumes and improved utilization at our manufacturing facilities, product transitions and synergies associated with our acquisition of Nesscap, and product mix shifts including the favorable impact of a full year of Korean-manufactured product margins in 2018, partially offset by reductions in pricing;

•	$2.8 million of expense recorded in 2017 for the proposed settlement with the SEC related to our 2011 and 2012 restatement;

•	a $2.3 million decrease in restructuring expense due to our February 2017 and September 2017 restructuring plans;

•	$1.9 million of transaction costs in 2017 related to the Nesscap Acquisition;

•
a $1.1 million decrease in shareholder related expenses including legal and advisory costs as well as a settlement with a shareholder in connection with the issuance of our convertible senior notes recorded in the third quarter of 2017;

•	savings in operating expenses associated with our restructuring and ongoing cost reduction efforts; and

•	an offsetting effect related to a $3.0 million increase in interest expense mostly related to our convertible senior notes issued in September and October 2017.

Revenue and Gross Profit
The following table presents revenue, cost of revenue and gross profit for the years ended December 31, 2018 and 2017 (in thousands, except percentages):

	Years Ended December 31,		2018 vs. 2017
	2018	2017	Increase (Decrease)	% Change
Revenue	$90,459	$87,709	$2,750	3%
Cost of revenue	80,459	82,407	(1,948)	(2)%
% of Revenue	89%	94%
Gross profit	$10,000	$5,302	$4,698	89%
% of Revenue	11%	6%
Revenue
During 2018, revenue increased 3% to $90.5 million, compared with $87.7 million in the prior year. The increase in revenue was primarily related to new customers and a ramp up of recent design wins, including a significant newly launched hybrid system in the non-China bus market as well new product launches in grid storage systems. These increases were partially offset by a decrease in wind revenue due to competitive pressure in China and weakened wind sales in Europe. The increase in revenue was composed of higher volume of $8.5 million offset by lower prices of $5.8 million.
A portion of our revenue is generated through our Korean subsidiary, which has a functional currency of the Korean Won. As such, reported revenue can be materially impacted by changes in exchange rates between the subsidiary’s local currency and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Korean Won during the year ended December 31, 2018 compared with the same period one year ago, revenue was positively impacted by $0.3 million.
Gross Profit and Gross Margin.
During 2018, gross profit increased $4.7 million, or 89%, to $10.0 million compared with $5.3 million in the prior year. As a percentage of revenue, gross margin increased to 11% in 2018 compared with 6% in the prior year. The increase in gross margin was associated with a decrease in product costs mainly due to higher absorption of fixed costs related to higher production volumes and improved utilization at our manufacturing facilities, product transitions and synergies associated with our acquisition of Nesscap, and product mix shifts including the favorable impact of a full year of Korean-manufactured product margins in 2018. These improvements were partially offset by reductions in pricing for our ultracapacitor products in select markets.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the years ended December 31, 2018 and 2017 (in thousands, except percentages):

	Years Ended December 31,		2018 vs. 2017
	2018	2017	Decrease	% Change
Selling, general and administrative	$30,542	$38,186	$(7,644)	(20)%
% of Revenue	34%	43%
Selling, general and administrative expenses for 2018 decreased by $7.6 million, or 20%, compared with 2017. Selling, general and administrative expenses decreased to 34% of revenue, down from 43% in 2017. Decreases for the year ended December 31, 2018 included a decrease of $2.8 million due to a settlement in 2017 with the SEC related to our 2011 and 2012 restatement, a decrease of $1.9 million related to acquisition expenses in 2017, a decrease of $1.6 million in labor and headcount-related costs mainly resulting from our restructuring and cost reduction efforts, a decrease of $1.1 million related to shareholder proxy advisement fees and settlement costs in 2017, $0.5 million of transaction expenses in the third quarter of 2017 recognized upon the termination of the SDIC agreement and other decreases related to our restructuring and ongoing cost reduction efforts.

Research and Development Expense
The following table presents research and development expense for the years ended December 31, 2018 and 2017 (in thousands, except percentage):

	Years Ended December 31,		2018 vs. 2017
	2018	2017	Increase	% Change
Research and development	$19,983	$16,342	$3,641	22%
% of Revenue	22%	19%
Research and development expenses for 2018 increased by $3.6 million, or 22%, compared with 2017. Research and development expenses increased to 22% of revenue, up from 19% in 2017. The increase was primarily associated with a decrease of $2.2 million in third-party funding under cost-sharing arrangements, an increase of approximately $0.6 million related to the acquisition of the operations of Nesscap and increased automotive market development project activity. These increases were partially offset by various decreases related to our restructuring and cost reduction efforts.
Restructuring and Exit Costs
In September 2017, we initiated a restructuring plan to optimize headcount in connection with the acquisition and integration of Nesscap, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were approximately $1.1 million, and were primarily incurred in the third quarter of 2017. Total net charges for the year ended December 31, 2018 for the September 2017 restructuring plan were $(112,000), which represented restructuring charges of $45,000 adjusted for reversals of expense of $157,000. The plan was completed in the third quarter of 2018.
In February 2017, we implemented a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. Total charges for the restructuring plan were approximately $0.9 million; the plan was completed in the third quarter of 2017.
The charges related to the 2017 restructuring plans consist of employee severance costs and have been paid in cash. The following table summarizes the changes in the liabilities for the September 2017 restructuring plan for the year ended December 31, 2018 (in thousands):

September 2017 Plan
Restructuring liability as of December 31, 2017	$817
Costs incurred	45
Amounts paid	(705)
Accruals released	(157)
Restructuring liability as of December 31, 2018	$—
Additionally, in 2018, we recognized additional facilities costs of $0.1 million as restructuring charges to record changes to the lease liability and sublease income assumption included in the estimated future rent obligation of our leased Peoria, AZ manufacturing facility.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate primarily due to foreign income taxes and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax benefit of $1.1 million and an income tax provision of $0.6 million for the years ended December 31, 2018 and 2017, respectively. The income tax benefit in 2018 is primarily related to a continuing operations tax benefit recorded in connection with the sale of our high voltage product line in December 2018, partially offset by Chinese income taxes related to a specialized services contract. The income tax provision in 2017 is primarily related to Chinese income taxes related to a specialized services contract.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. The tax legislation significantly changes U.S. tax law by, among other things, reducing the US federal corporate tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously recorded a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 22, 2018. The Tax Act created a new requirement that global intangible low-taxed income (“GILTI”) earned by our foreign subsidiaries must be included in gross U.S. taxable income which we account for in the period incurred (the "period cost method").
Due to the tax legislation, we have remeasured our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We recorded a decrease related to our deferred tax assets and liabilities of $34.7 million with a corresponding adjustment to our valuation allowance for the year ended December 31, 2017. As our deferred tax asset is offset by a full valuation allowance, this change in rates had no impact on our financial position or results of operations.
We also recorded additional U.S. taxable income of $8.4 million for the year ended December 31, 2017 related to the one-time transition tax, which did not result in additional tax expense due to our net operating losses.
At December 31, 2018, we have a cumulative valuation allowance recorded offsetting our worldwide net deferred tax assets of $67.0 million, of which the significant majority represents the valuation allowance on our U.S. net deferred tax assets. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
Income from Discontinued Operations
In order to achieve our strategic objectives, in the fourth quarter of 2018 we divested our high voltage product line. The high voltage product line has been classified as discontinued operations and the results of operations of the high voltage product line for the years ended December 31, 2018 and 2017 have been excluded from our continuing operating results. For the years ended December 31, 2018 and 2017, the high voltage product line represented 20% and 33% of total revenues, and 49% and 81% of total gross profit, respectively, before the reclassification of high voltage to discontinued operations. For 2018, $5.4 million of gain on sale, net of income taxes, related to the divestiture of the high voltage product line is included within income from discontinued operations.

Following is the reconciliation of purchase price to net proceeds received and to the gain recognized in income from discontinued operations (in thousands):

Purchase price	$55,055
Adjustments to purchase price	(791)
Amounts held in escrow	(859)
Payment of withholding taxes	(3,492)
Cash proceeds received	49,913
Transaction expenses	(2,099)
Net cash proceeds received	$47,814

Net cash proceeds received	$47,814
Net assets of high voltage product line	(56,718)
Release of accumulated other comprehensive income from equity	10,120
Release of withholding tax liabilities	890
Release of employee liabilities and cancellation of equity awards	488
Payment of withholding taxes	3,492
Amounts held back in escrow	859
Gain on sale of high voltage product line, before income taxes	6,945
Income tax related to gain on sale	(1,534)
Gain on sale, net of income taxes	$5,411

Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years (in thousands):

	Years Ended December 31,
	2018	2017
Total cash provided by (used in):
Operating activities - continuing operations	$(50,819)	$(22,808)
Investing activities - continuing operations	(10,258)	(1,976)
Financing activities - continuing operations	22,980	43,317
Effect of exchange rate changes on cash and cash equivalents	(214)	878
Operating activities - discontinued operations	(2,750)	7,802
Investing activities - discontinued operations	49,011	(2,418)
Financing activities - discontinued operations	(44)	(32)
In the fourth quarter of 2018, we sold our high voltage product line and received net cash proceeds of approximately $47.8 million. Historically, the high voltage product line has contributed significantly to cash flows provided by operating activities, including a positive contribution of $7.8 million in 2017. Therefore, compared to 2017 and prior years, we expect that in the near-term, the divestiture of the high voltage product line will result in higher cash used in operating activities. In 2018, uncertainties related to U.S. tax reform legislation and tariffs significantly reduced the revenue of the high voltage product line; cash flow used in operating activities of the product line were $2.8 million in 2018.
In 2018, cash used in operating activities of $50.8 million related primarily to a net loss of $44.4 million, which included non-cash charges of $20.0 million, a decrease in accounts payable and accrued liabilities of $9.5 million related to the timing of payments and a large accrual at the end of 2017 for our settlement with the SEC related to our 2011 and 2012 restatement; and an increase in inventory of $12.3 million mainly related to a contract manufacturer transition in 2018 which included recording significant consigned inventory as of December 31, 2018 per the terms of the contract manufacturer agreement.

In 2017, cash used in operating activities of $22.8 million related primarily to a net loss of $53.9 million, which included non-cash charges of $20.4 million, and an increase in accounts receivable of $9.4 million primarily related to the timing of receipts and a higher volume of sales near the end of 2017 compared with the end of 2016. These decreases in cash were partially offset by an increase in accounts payable and accrued liabilities of $11.0 million due to the acquisition of the operations of Nesscap and a large accrual at the end of 2017 for our settlement with the SEC related to our 2011 and 2012 restatement. Additionally, increases in deferred revenue and various other liabilities partially offset cash used in operating activities.
Cash used in operating activities was $50.8 million for 2018 compared with cash used in operating activities of $22.8 million for 2017. Cash flows from operating activities were impacted by working capital changes which had a negative effect on cash flow of $26.4 million for the year ended December 31, 2018.
Cash used in investing activities was $10.3 million for 2018 compared with cash used in investing activities of $2.0 million for 2017. Cash used in investing activities for 2018 primarily related to capital expenditures of $10.3 million associated with ultracapacitor new product testing and production equipment in San Diego, California and expansion at our Nesscap Korea facility. Cash used in investing activities in 2017 primarily related to $3.4 million of capital expenditures related to new technology investments in our corporate research and development facility in San Diego, California. Cash used in investing activities in 2017 was partially offset by the release of holdback proceeds from the 2016 sale of our microelectronics product line of $1.5 million.
Cash provided by financing activities was $23.0 million for 2018, compared with $43.3 million provided by financing activities in 2017. During 2018, we received net proceeds of $23.0 million from the completion of a public offering of 7,590,000 shares of our common stock in August 2018. Cash provided by financing activities for 2017 primarily resulted from net proceeds of $43.0 million from our issuance of convertible debt in 2017. The remaining net cash provided by financing activities for both years primarily related to proceeds from our employee stock purchase plan.
Liquidity
On December 19, 2018, the Company entered into a Share Purchase Agreement with RN C Holding SA, a special purpose holding entity and affiliate of Renaissance Investment Foundation, (“Renaissance”), providing for the sale of 100% of the shares of the Company’s Swiss subsidiary, Maxwell Technologies SA (“Maxwell SA”), and its high voltage capacitor product line to Renaissance. The transaction simultaneously closed with the signing of the Share Purchase Agreement on December 19, 2018. The upfront purchase price was approximately $55.1 million, which after certain reductions and other transaction-related expenses resulted in net upfront cash proceeds of approximately $47.8 million.
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
In November 2017, we filed a shelf registration statement which allows us to sell up to an aggregate of $125 million of any combination of our common stock, warrants, debt securities or units. Under this registration statement, we may access the capital markets for the three-year period ending November 15, 2020. As of December 31, 2018, $24.7 million of securities have been issued under our shelf registration statement and a balance of $100.3 million remains available for future issuance pursuant to the shelf registration statement.
As of December 31, 2018, we had approximately $58.0 million in cash and cash equivalents, and working capital of $86.1 million. In addition, the we have a revolving line of credit with East West Bank (the “Revolving Line of Credit”) providing for a maximum borrowing amount of $15.0 million, subject to a borrowing base limitation, under which no borrowings were outstanding as of December 31, 2018. As of December 31, 2018, the amount available under the Revolving Line of Credit was $10.5 million. This facility is scheduled to expire in May 2021. Management believes the available cash balance will be sufficient to fund operations, obligations as they become due, and capital investments for at least the next twelve months.

Capital expenditures are expected to be in the range of $4.0 million to $6.0 million in 2019. Approximately 40% of our planned capital spending is related to production infrastructure associated with our lithium capacitor technology, 50% is related to improving manufacturing processes and capacity for new and existing products, 10% is related to other product research and development investments to support information technology infrastructure and other facilities improvements.
As of December 31, 2018, the amount of cash and short-term investments held by foreign subsidiaries was $2.4 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate some of these funds, which would not be material.
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
Revolving Line of Credit
We have a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”) whereby EWB made available to us a secured credit facility in the form of a revolving line of credit On February 14, 2019, we entered into an amendment to the Loan Agreement to amend and restate the Revolving Line of Credit (the “Revolving Line of Credit”). The Revolving Line of Credit matures on May 8, 2021, and is available up to a maximum of the lesser of: (a) $15.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of December 31, 2018, prior to the February 2019 amendment, the Revolving Line of Credit was available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables, plus, for the twelve months ending May 8, 2019, the lesser of: (a) $5.0 million; and (b) a certain portion of the Company’s cash and cash equivalents.
As of December 31, 2018, the amount available under the Revolving Line of Credit was $10.5 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 65% of our equity interests in our Korean subsidiary. The obligations under the Loan Agreement are also guaranteed directly by our Korean subsidiary. In the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, we may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. As of December 31, 2018, we were in compliance with the financial covenants that we are required to meet during the term of the credit agreement including the minimum two-quarter rolling EBITDA and minimum liquidity requirements.
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
We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter. There were no borrowings outstanding under the Revolving Line of Credit as of December 31, 2018.
Other Long-term Borrowings
In 2018, in connection with a contract manufacturer transition, our agreement with the contract manufacturer included a provision that met the lease definition criteria in reference to approximately $1.9 million of manufacturing equipment located at the contract manufacturer’s facility. Some of the terms of the equipment agreement have not yet been finalized; however, the we anticipate that we will make even quarterly payments over 3 years, after which time title of the equipment will transfer to us. As of December 31, 2018, the arrangement was recorded as a capital lease. We utilized a discount rate of 5.0% to calculate the effective interest on this borrowing. At December 31, 2018, we had $1.5 million of capital lease liability outstanding under this arrangement.

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
Revenue Recognition
Nature of Estimates Required. Our revenues primarily result from the sale of manufactured products and reflect the consideration to which we expect to be entitled. We record revenue based on a five-step model in accordance with ASC 606. For our customer contracts, we identify the performance obligations, determine the transaction price, allocate the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer.
Assumptions and Approach Used. For product sales, each purchase order represents a contract with a customer and each product sold to a customer typically represents a distinct performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our product sales are subject to ExWorks (as defined in Incoterms 2010) delivery terms and revenue is recorded at the point in time when products are picked up by the customer's freight forwarder, as we have determined that this is the point in time that control transfers to the customer. Certain customers have shipping terms where control does not transfer until the product is delivered to the customer’s location. For these transactions, revenue is recognized at the time that the product is delivered to the customer’s location.
Provisions for customer volume discounts, product returns, rebates and allowances are variable consideration and are estimated and recorded as a reduction of revenue in the same period the related product revenue is recorded. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions.
We provide assurance-type warranties on all product sales for terms ranging from one to eight years. We accrue for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure.
Approximately five percent of total revenue is derived from non-product sales. When our contracts with customers require specialized services or other deliverables that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the non-distinct obligations are accounted for as a single performance obligation. For performance obligations that we satisfy over time, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. We use the input method to recognize revenue on the basis of our efforts or inputs to the satisfaction of a performance obligation relative to the total inputs expected to satisfy that performance obligation. We use the actual costs incurred relative to the total estimated costs to determine our progress towards contract completion.
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
Defined Benefit Plan Liability
Nature of Estimates Required. We use several significant assumptions within the actuarial models utilized in measuring our pension assets and obligations for our Korean defined benefit plan obligations.

Assumptions and Approach Used. The discount rate and certain other assumptions and estimates impact plan expense and asset and liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate actuarial assumptions involving demographic factors, which are used to measure the Korean defined benefit plan obligations, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The projected Korean defined benefit plan obligation as of December 31, 2018 was $4.5 million.
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
In 2018 and 2017, we performed qualitative assessments of our reporting units which included an evaluation of changes in industry, market and macroeconomic conditions as well as consideration of each reporting unit’s financial performance, our long-range plan and any other significant trends. In 2018, we substantially integrated the operations related to our Nesscap Acquisition in 2017; therefore, we determined that we had one reporting unit, which represented a combination of two reporting units from our prior year assessment. We first assessed each former reporting separately, and then as a combined, single reporting unit. Our qualitative assessments indicated that it was not more likely that not that goodwill is impaired.
No impairments of goodwill were reported during the years ended December 31, 2018 and 2017.
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
We issue market-condition RSUs to certain members of executive management. Since the vesting of the market-condition RSUs is dependent on stock price performance, the fair value of these awards is estimated using a Monte-Carlo valuation model. The determination of the fair value of market-condition RSUs utilizing a Monte-Carlo valuation model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. The legislation significantly changes U.S. tax law by, among other things, reducing the US federal corporate tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously recorded a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 22, 2018. The Tax Act created a new requirement that global intangible low-taxed income (“GILTI”) earned by our foreign subsidiaries must be included in gross U.S. taxable income which we account for in the period incurred (the "period cost method").
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
Due to the recent tax legislation, during the year ended December 31, 2017, we remeasured our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We recorded a decrease related to our deferred tax assets and liabilities of $34.7 million with a corresponding adjustment to our valuation allowance for the year ended December 31, 2017. As our deferred tax asset is offset by a full valuation allowance, this change in rates had no impact on our financial position or results of operations.
The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. To determine the amount of the transition tax, we determined, in addition to other factors, the amount of post-1986 E&P of our relevant subsidiaries. In 2017, we recorded additional U.S. taxable income of $8.4 million, which did not result in additional tax expense due to our net operating losses.
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
Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for any of our fiscal years in the two year period ended December 31, 2018. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors were originally required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. This update still requires modified retrospective transition; however, it adds the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment in the current period instead of at the beginning of the earliest period presented. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. We are in the process of finalizing our evaluation of current leases and quantifying the impact to our balance sheet. We expect that the adoption of the standard will have a material impact on our consolidated balance sheet for the recognition of certain operating leases as right-of-use assets and lease liabilities. We do not expect the adoption of this standard to have a material impact on our consolidated statements of operations. We will adopt the new accounting standard using the modified retrospective transition option effective January 1, 2019.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. This standard will have an impact our loss from operations but will have no material impact on our net loss or net loss per share. The standard is effective for us in the first quarter of 2018, with adoption to be applied on a retrospective basis. We adopted ASU 2017-07 on January 1, 2018, with adoption applied on a retrospective basis. We used the practical expedient that permits us to use the amounts previously disclosed in our defined benefit plans note for the prior comparative periods as the basis for applying the retrospective presentation requirements. In connection with this adoption, for the year ended December 31, 2017, we reclassified $39,000, $8,000 and $8,000 (excluding discontinued operations) of net non-service costs and income from cost of revenue, selling, general and administrative expense and research and development expense, respectively, to “other components of defined benefit plans, net”.
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
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes: Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. The Amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 directs taxpayers to consider the implications of the Tax Cuts and Jobs Act as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. We recognized the provisional tax impacts of the Tax Cuts and Jobs Act in the fourth quarter of 2017, therefore, our subsequent adoption of ASU 2018-05 in the first quarter of 2018 had no impact on our accounting for income taxes. During the fourth quarter of 2018, our accounting for this change in tax law was considered complete and no longer provisional.
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
Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto appear on pages 55 to 92 of this Annual Report on Form 10-K.
MAXWELL TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Maxwell Technologies, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Maxwell Technologies, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and Schedule II-Valuation and Qualifying Accounts listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 14, 2019 expressed an unqualified opinion thereon.
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
San Diego, California
February 14, 2019

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$58,028	$46,192
Trade and other accounts receivable, net of allowance for doubtful accounts of $0 and $32 as of December 31, 2018 and December 31, 2017, respectively	19,966	22,712
Inventories	33,645	23,450
Prepaid expenses and other current assets	2,817	2,159
Current assets of discontinued operations	—	22,463
Total current assets	114,456	116,976
Property and equipment, net	24,377	19,960
Intangible assets, net	10,004	11,715
Goodwill	14,189	14,707
Non-current assets of discontinued operations	—	41,150
Other non-current assets	705	871
Total assets	$163,731	$205,379
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,513	$27,283
Accrued employee compensation	7,146	8,418
Deferred revenue and other current liabilities	4,279	6,572
Short-term borrowings and current portion of long-term debt	438	—
Current liabilities of discontinued operations	—	6,257
Total current liabilities	28,376	48,530
Deferred tax liability, long-term	53	4,988
Long-term debt, excluding current portion	37,969	35,042
Defined benefit plan liability	4,489	3,942
Non-current liabilities of discontinued operations	—	3,983
Other long-term liabilities	2,253	2,793
Total liabilities	73,140	99,278
Commitments and contingencies (Note 13 and Note 15)
Stockholders’ equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized at December 31, 2018 and 2017; 45,996,186 and 37,199,519 shares issued and outstanding at December 31, 2018 and 2017, respectively	4,597	3,717
Additional paid-in capital	369,793	337,541
Accumulated deficit	(283,503)	(247,233)
Accumulated other comprehensive income	(296)	12,076
Total stockholders’ equity	90,591	106,101
Total liabilities and stockholders’ equity	$163,731	$205,379

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2018	2017
Revenue	$90,459	$87,709
Cost of revenue	80,459	82,407
Gross profit	10,000	5,302
Operating expenses:
Selling, general and administrative	30,542	38,186
Research and development	19,983	16,342
Restructuring and exit costs	(26)	2,232
Impairment of assets	218	240
Total operating expenses	50,717	57,000
Loss from operations	(40,717)	(51,698)
Interest expense	4,460	1,413
Other components of defined benefit plans, net	110	55
Other income	(228)	(105)
Foreign currency exchange loss, net	479	242
Loss from continuing operations before income taxes	(45,538)	(53,303)
Income tax provision (benefit)	(1,096)	559
Loss from continuing operations	(44,442)	(53,862)
Income from discontinued operations, net of income taxes	7,894	10,733
Net loss	$(36,548)	$(43,129)

Net income (loss) per share - basic and diluted:
Continuing operations	$(1.08)	$(1.52)
Discontinued operations	0.19	0.30
Net loss per share - basic and diluted	$(0.89)	$(1.22)

Weighted average common shares outstanding:
Basic and diluted	41,031	35,480
The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2018	2017
Net loss	$(36,548)	$(43,129)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,694)	5,131
Defined benefit plans, net of tax:
Actuarial gain (loss) on benefit obligations and plan assets, net of tax benefit of $29 and tax provision of $401 for the years ended December 31, 2018 and 2017, respectively	(633)	1,424
Amortization of prior service cost, net of tax provision of $19 and $30 for the years ended December 31, 2018 and 2017, respectively	75	121
Effect of divestiture on other comprehensive income	(10,120)	—
Other comprehensive income (loss), net of tax	(12,372)	6,676
Comprehensive loss	$(48,920)	$(36,453)

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2016	32,135	$3,210	$296,316	$(204,104)	$5,400	$100,822
Common stock issued under employee benefit plans	78	7	319	—	—	326
Share-based compensation	536	54	5,891	—	—	5,945
Cancellation of restricted shares	(10)	—	(13)	—	—	(13)
Issuance of common stock for bonuses and director fees	314	31	1,772	—	—	1,803
Issuance of common stock for acquisition	4,147	415	24,879	—	—	25,294
Equity component of convertible senior notes issued	—	—	8,377	—	—	8,377
Net loss	—	—	—	(43,129)	—	(43,129)
Foreign currency translation adjustments	—	—	—	—	5,131	5,131
Pension and defined benefit liability plan adjustment, net of tax provision of $431	—	—	—	—	1,545	1,545
Balance at December 31, 2017	37,200	3,717	337,541	(247,233)	12,076	106,101
Common stock issued under employee benefit plans	160	16	428	—	—	444
Share-based compensation	496	49	6,308	—	—	6,357
Proceeds from issuance of common stock, net	7,590	759	22,191	—	—	22,950
Issuance of common stock for bonuses and director fees	550	56	3,325	—	—	3,381
Cumulative effect of accounting standards adoption	—	—	—	278		278
Net loss	—	—	—	(36,548)	—	(36,548)
Foreign currency translation adjustments	—	—	—	—	(1,694)	(1,694)
Pension and defined benefit plan liability adjustment, net of tax benefit of $10	—	—	—	—	(558)	(558)
Other comprehensive income recognized in connection with divestiture	—	—	—	—	(10,120)	(10,120)
Balance at December 31, 2018	45,996	$4,597	$369,793	$(283,503)	$(296)	$90,591
The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2018	2017
Operating activities:
Net loss	$(36,548)	$(43,129)
Less: Income from discontinued operations, net of income taxes	(7,894)	(10,733)
Loss from continuing operations	(44,442)	(53,862)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	6,834	7,599
Amortization of intangible assets	1,237	809
Non-cash interest expense	1,837	444
Loss on lease due to restructuring	86	179
Defined benefit plan cost	700	416
Stock-based compensation expense	9,047	8,239
Gain on sale of property and equipment	(4)	—
Impairment of property and equipment	218	240
Tax benefit related to sale of product line	(1,534)	—
Provision for (recovery of) allowance on accounts receivable	(32)	10
Losses on write downs of inventory	1,534	2,144
Provision for warranties	92	325
Changes in operating assets and liabilities:
Trade and other accounts receivable	2,815	(9,354)
Inventories	(12,337)	5,563
Prepaid expenses and other assets	202	378
Accounts payable and accrued liabilities	(9,533)	10,986
Deferred revenue and other current liabilities	(1,757)	2,201
Accrued employee compensation	(235)	1,128
Deferred tax liability	(4,394)	(88)
Defined benefit plan and other long-term liabilities	(1,153)	(165)
Net cash used in operating activities - continuing operations	(50,819)	(22,808)
Net cash provided by (used in) operating activities - discontinued operations	(2,750)	7,802
Total net cash used in operating activities	(53,569)	(15,006)
Investing activities:
Purchases of property and equipment	(10,266)	(3,379)
Proceeds from sale of property and equipment	8	—
Cash used in acquisition, net of cash acquired	—	(97)
Proceeds from sale of product line	—	1,500
Net cash used in investing activities - continuing operations	(10,258)	(1,976)
Net cash provided by (used in) investing activities - discontinued operations	49,011	(2,418)
Total net cash provided by (used in) investing activities	38,753	(4,394)

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2018	2017
Financing activities:
Repayments of line of credit and other borrowings	(15,414)	—
Line of credit borrowings	15,000	—
Proceeds from convertible debt, net of discount and issuance costs	—	42,991
Proceeds from sale of common stock, net of offering costs	22,950	—
Proceeds from issuance of common stock under equity compensation plans	444	326
Net cash provided by financing activities - continuing operations	22,980	43,317
Net cash used in financing activities - discontinued operations	(44)	(32)
Total net cash provided by financing activities	22,936	43,285

Effect of exchange rate changes on cash and cash equivalents	(214)	878
Increase in cash and cash equivalents	7,906	24,763

Cash and cash equivalents, beginning of period - continuing operations	46,192	8,122
Cash and cash equivalents, beginning of period - discontinued operations	3,930	17,237
Cash and cash equivalents, end of period	58,028	50,122
Cash and cash equivalents, end of period - discontinued operations	—	3,930
Cash and cash equivalents, end of period - continuing operations	$58,028	$46,192

Cash paid for:
Interest	$2,805	$82
Income taxes	$49	$45

Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$115	$392
Equipment purchased under capital leases	$1,911	$—
Common stock issued for acquisition of Nesscap	$—	$25,294
Amounts in escrow related to sale of product line	$859	$—

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
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated under the name Maxwell Laboratories, Inc. in 1965. The Company made an initial public offering of common stock on the NASDAQ Stock Market in 1983, and changed its name to Maxwell Technologies, Inc. in 1996. The Company is headquartered in San Diego, California, and has two manufacturing facilities located in Yongin, South Korea and Peoria, Arizona. In addition, the Company uses two contract manufacturers located in China.
The Company develops, manufactures and markets energy storage and power delivery products for transportation, grid energy storage, industrial and other applications. The Company’s ultracapacitor products are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. The Company’s ultracapacitor cells, multi-cell packs, modules and subsystems provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including automotive, grid energy storage, wind, bus, industrial and truck. The Company’s lithium-ion capacitors are energy storage devices with the power characteristics of an ultracapacitor combined with the enhanced energy storage capacity approaching that of a battery and are uniquely designed to address a variety of applications in the rail, grid, and industrial markets where energy density and weight are differentiating factors.
In addition to its energy storage product line, the Company has developed and transformed its patented, proprietary and fundamental dry electrode manufacturing technology that has historically been used to make ultracapacitors to create a new technology that can be applied to the manufacturing of batteries, which we believe can create significant performance and cost benefits as compared to today’s state of the art lithium-ion batteries.
In December 2018, the Company sold its high voltage capacitor product line. High voltage’s CONDIS® capacitor products included grading and coupling capacitors, electric voltage transformers and metering products that are used to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy. The results of the high voltage product line are included in discontinued operations.
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
During the fourth quarter of 2018, the Company sold its high voltage capacitor product line. The divestiture of the high voltage product line met the definition of a strategic shift that has a significant effect on the Company’s operations and financial results; therefore, the results of operations for the high voltage product line have been presented as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations for all periods presented. Additionally, high voltage’s assets and liabilities as of December 31, 2017 are separately presented as related to discontinued operations on the consolidated balance sheet. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 9 for additional information on discontinued operations.

Liquidity
On December 19, 2018, the Company entered into a Share Purchase Agreement with RN C Holding SA, a special purpose holding entity and affiliate of Renaissance Investment Foundation, (“Renaissance”), providing for the sale of 100% of the shares of the Company’s Swiss subsidiary, Maxwell Technologies SA (“Maxwell SA”), and its high voltage capacitor product line to Renaissance. The transaction simultaneously closed with the signing of the Share Purchase Agreement on December 19, 2018. The upfront purchase price was approximately $55.1 million, which after certain reductions and other transaction-related expenses resulted in net upfront cash proceeds of approximately $47.8 million.
In August 2018, the Company completed a public offering of 7,590,000 shares of its common stock at a public offering price of $3.25 per share. The Company received total net proceeds of approximately $23.0 million from the offering, after deducting underwriting discounts, commissions and offering expenses.
As of December 31, 2018, the Company had approximately $58.0 million in cash and cash equivalents, and working capital of $86.1 million. In addition, the Company has a revolving line of credit with East West Bank (the “Revolving Line of Credit”), under which no borrowings were outstanding as of December 31, 2018. As of December 31, 2018, the amount available under the Revolving Line of Credit was $10.5 million. This facility is scheduled to expire in May 2021. Management believes the available cash balance will be sufficient to fund operations, obligations as they become due, and capital investments for at least the next twelve months.
Reclassifications
The divestiture of the high voltage product line during the fourth quarter of 2018 met the definition of a strategic shift that has a significant effect on the Company’s operations and financial results; therefore, the results of operations for the high voltage product line have been reclassified as discontinued operations for all periods presented. Additionally, high voltage’s assets and liabilities as of December 31, 2017 have been reclassified and are now separately presented as related to discontinued operations on the consolidated balance sheet.
In accordance with the Company’s adoption of ASU No. 2017-07, non-service cost expense and income related to defined benefit plans were reclassified to “other components of defined benefit plans, net” for the year ended December 31, 2017. See further information under Recent Accounting Pronouncements below.
Interest income of $79,000 for the year ended December 31, 2017 which was previously included in “interest expense, net” has been reclassified to “other income” in the consolidated statement of operations, to conform to the current period presentation.
“Unrealized loss on foreign currency exchange rates” for the year ended December 31, 2017 has been reclassified to “trade and other accounts receivable” in the consolidated statements of cash flows, to conform to the current period presentation.
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
The Company utilizes contract manufacturers for manufacturing and assembly of some of its products. In 2018, the Company entered into an agreement with a new contract manufacturer in Asia. The terms of the agreement include the storage of Company owned electrode materials at the contract manufacturer’s facility which the Company records as consigned inventory. Additionally, the contract manufacturer is required to procure and stock raw materials sufficient to meet Maxwell’s forecasts, that, once processed, the Company is obligated to repurchase as finished goods; therefore, the Company also records these materials as consigned inventory and consigned inventory liability. The agreement with the contract manufacturer also requires a certain quarterly purchase commitment by the Company, and indicates that should the Company not meet its quarterly purchase commitment, an adjustment to the price shall be negotiated for the reduced purchase amount.
Property and Equipment
Property and equipment are carried at cost and are depreciated using the straight-line method. Depreciation is provided over the estimated useful lives of the related assets (three to ten years). Leasehold improvements are depreciated over the shorter of their estimated useful life or the term of the lease. Leasehold improvements funded by landlords are recorded as property and equipment, which is depreciated over the shorter of the estimated useful life of the asset or the lease term, and deferred rent, which is amortized over the lease term. As of December 31, 2018 and 2017, the net book value of leasehold improvements funded by landlords was $1.0 million and $1.2 million, respectively. As of December 31, 2018 and 2017, the unamortized balance of deferred rent related to landlord funding of leasehold improvements was $1.0 million and $1.2 million, respectively, which is included in “accounts payable and accrued liabilities” and “other long-term liabilities” in the consolidated balance sheets. In 2018, in connection with a transition to a new contract manufacturer, the Company recorded leased equipment of $1.9 million for production line equipment located at the contract manufacturer’s facility that met the definition of a capital lease, which will be depreciated over the three-year term of the agreement.
Goodwill
Goodwill, which represents the excess of the cost of an acquired business over the net fair value assigned to its assets and liabilities, is not amortized. Instead, goodwill is assessed annually at the reporting unit level for impairment under the Intangibles—Goodwill and Other Topic of the FASB ASC. The Company has established December 31 as the annual impairment test date. In addition, the Company assesses goodwill in between annual test dates if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. The Company first makes a qualitative assessment as to whether goodwill is impaired. If it is more likely than not that goodwill is impaired, the Company performs a quantitative impairment analysis to determine if goodwill is impaired. The Company may also determine to skip the qualitative assessment in any year and move directly to the quantitative test. The quantitative goodwill impairment analysis compares the reporting unit’s carrying amount to its fair value. Goodwill impairment is recorded for any excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. No impairments of goodwill were reported during the years ended December 31, 2018 and 2017. Also see Note 5, Goodwill and Intangible Assets, for further discussion of the Company’s goodwill impairment analysis.
Long-Lived Assets and Intangible Assets
The Company records intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives of eight to fourteen years.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. During each of the years ended December 31, 2018 and 2017, the Company recorded impairment charges of $0.2 million. These impairment charges related to property and equipment which were no longer forecasted to be utilized during their remaining useful lives and for which the fair values approximated zero.

Warranty Obligation
The Company provides warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of December 31, 2018 and 2017, the accrued warranty liability included in “accounts payable and accrued liabilities” in the consolidated balance sheets was $0.9 million and $1.3 million, respectively.
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
Concentration of Credit Risk
The Company maintains cash balances at various financial institutions primarily in California. Cash balances commonly exceed the $250,000 Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.
Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s accounts receivable. The Company’s accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs credit evaluations of its customers and generally requires no collateral. Two customers, Beijing Etechwin and Continental Automotive, accounted for 12% and 11% of total revenue in 2018, respectively. Two customers accounted for 10% or more of total accounts receivable at December 31, 2018; CRRC-SRI and Wuxi Chirun Technology accounted for 12% and 10% of accounts receivable, respectively. Three customers, Continental Automotive, Beijing Etechwin and CRRC-SRI, accounted for 15%, 11% and 10% of total revenue in 2017, respectively. Two customers accounted for 10% or more of total accounts receivable at December 31, 2017; Continental Automotive and CRRC-SRI accounted for 15% and 11% of accounts receivable, respectively.
Research and Development Expense
Research and development expenditures are expensed in the period incurred. Third-party funding of research and development expense under cost-sharing arrangements is recorded as an offset to research and development expense in the period the expenses are incurred. Research and development expense was $20.0 million and $16.3 million, net of third-party funding under cost-sharing arrangements of $0.2 million and $2.5 million, for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2017, third-party funding under cost-sharing arrangements included $2.2 million related to a joint development agreement to fund the short-term costs of developing technologies for the automotive market.
Shipping and Handling Expense
The Company recognizes shipping and handling expenses as a component of cost of revenue.

Advertising Expense
Advertising costs are expensed in the period incurred. Advertising expense was $0.3 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively.
Foreign Currencies
The Company’s primary foreign currency exposure is related to its subsidiary in Korea. The functional currency of the Korean subsidiary is the Korean Won. The Company’s Korean subsidiary has U.S. dollar, Euro and local currency (Korean Won) revenue and operating expenses. Changes in these currency exchange rates impact the reported U.S. dollar amount of revenue, expenses and debt. Assets and liabilities of the Korean subsidiary are translated at month-end exchange rates, and revenue, expenses, gains and losses are translated at rates of exchange that approximate the rate in effect at the time of the transaction. Any translation adjustments resulting from this process are presented separately as a component of accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses on intercompany balances considered long term in nature are accounted for as translation adjustments within equity. Accumulated other comprehensive income is recognized in the statement of operations when the related business is divested. All other foreign currency transaction gains and losses are reported in “foreign currency exchange loss, net” in the consolidated statements of operations.
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
Related Party Transactions
As part of the Nesscap Acquisition, Titan Power Solution LLS (“Titan”) became a customer of the Company. In May 2018, I2BF Global Ventures (“I2BF), of which a member of our board of directors is a founding partner and current director, obtained a controlling interest in Titan. During the year ended December 31, 2018, we received payments of approximately $397,000 from Titan related to the purchase of the Company’s products, of which payments of $282,000 were received by us after I2BF became a controlling owner of Titan in May 2018.

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2018	2017
Numerator:
Loss from continuing operations, net of income taxes	$(44,442)	$(53,862)
Income from discontinued operations, net of income taxes	7,894	10,733
Net loss	$(36,548)	$(43,129)
Denominator:
Weighted average common shares outstanding, basic and diluted	41,031	35,480
Net income (loss) per share - basic and diluted:
Continuing operations	$(1.08)	$(1.52)
Discontinued operations	0.19	0.30
Net loss per share - basic and diluted	$(0.89)	$(1.22)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the computation of diluted earnings per share because they are anti-dilutive for continuing operations, and as such the treatment for discontinued operations is also anti-dilutive (in thousands of shares):

	2018	2017
Outstanding options to purchase common stock	357	361
Unvested restricted stock awards	—	26
Unvested restricted stock unit awards	2,757	2,650
Employee stock purchase plan awards	122	38
Bonus and director fees to be paid in stock awards	734	477
Convertible senior notes	7,245	7,245
	11,215	10,797
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

The Company issues market-condition RSUs to certain members of executive management. Since the vesting of the market-condition RSUs is dependent on stock price performance, the fair values of these awards are estimated using a Monte-Carlo valuation model. The determination of the fair value of market-condition RSUs utilizing a Monte-Carlo valuation model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
In 2016, Company adopted a bonus plan that enabled participants to earn annual incentive bonuses based upon achievement of specified financial and strategic performance objectives. Under the terms of this plan, the Company has the ability to settle bonuses earned under the plan with common stock or fully vested RSUs. The Company settled the majority of bonuses earned under in 2017 in stock during 2018. For the fiscal year 2018 performance period, the Company intends to settle the amounts earned under the bonus plan in stock or fully vested RSUs in the first quarter of 2019. The stock-based compensation expense accrued under this bonus plan represents stock-settled debt per ASC 718 and ASC 480, as such, the Company has recorded a liability for bonuses expected to be paid in fully vested RSUs in “accrued employee compensation” in the Company’s consolidated balance sheets.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors were originally required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. This update still requires modified retrospective transition; however, it adds the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment in the current period instead of at the beginning of the earliest period presented. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The Company is in the process of finalizing its evaluation of current leases and quantifying the impact to its balance sheet. The Company expects that the adoption of the standard will have a material impact on its consolidated balance sheet for the recognition of certain operating leases as right-of-use assets and lease liabilities. The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of operations. The Company will adopt the new accounting standard using the modified retrospective transition option effective January 1, 2019.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. This standard impacts the Company’s gross profit and loss from operations but has no impact on net loss or net loss per share. The Company adopted ASU 2017-07 on January 1, 2018, with adoption applied on a retrospective basis. The Company used the practical expedient that permits it to use the amounts previously disclosed in the defined benefit plans note for the prior comparative periods as the basis for applying the retrospective presentation requirements. In connection with this adoption, for the year ended December 31, 2017, the Company reclassified $39,000, $8,000 and $8,000 (excluding discontinued operations) of net non-service costs and income from cost of revenue, selling, general and administrative expense and research and development expense, respectively, to “other components of defined benefit plans, net”.
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
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes: Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. The Amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 directs taxpayers to consider the implications of the Tax Cuts and Jobs Act as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The Company recognized the provisional tax impacts of the Tax Cuts and Jobs Act in the fourth quarter of 2017, therefore, the Company’s subsequent adoption of ASU 2018-05 in the first quarter of 2018 had no impact on its accounting for income taxes. During the fourth quarter of 2018, the Company’s accounting for this change in tax law was considered complete and no longer provisional.
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
Business Enterprise Information
The Company operates as a single operating segment with a single product line. According to the FASB ASC Topic Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer who evaluates the Company’s financial information and resources and assesses performance on a consolidated basis.

Revenue by geographic area is presented below (in thousands):

	Years ended December 31,
Revenue from external customers located in(1):	2018	2017
China	$28,790	$36,251
United States	15,733	7,989
Germany	12,201	11,641
Hungary	12,169	13,451
All other countries (2)	21,566	18,377
Total	$90,459	$87,709
_____________
(1)    Location is determined by shipment destination.
(2)    Revenue from external customers located in countries included in “All other countries” does not individually comprise more than 10% of total revenue for any of the years presented.
Long-lived assets by geographic location are as follows (in thousands):

	As of December 31,
	2018	2017
United States	$15,003	$14,455
China	2,931	1,107
South Korea	6,443	4,398
Total	$24,377	$19,960
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
The cumulative effect to the Company’s consolidated January 1, 2018 balance sheet from the adoption of the new revenue standard was as follows (in thousands):

Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets:
Trade and other accounts receivable, net of allowance	$22,712	$227	$22,939
Inventories	23,450	(430)	23,020
Liabilities and Stockholders’ Equity:
Accounts payable and accrued liabilities	27,283	37	27,320
Deferred revenue and other current liabilities	6,572	(518)	6,054
Accumulated deficit	(247,233)	278	(246,955)

The impact of adoption on the Company’s consolidated balance sheet as of December 31, 2018 and consolidated statement of operations for the year ended December 31, 2018 was not material.
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
For product sales, each purchase order, along with any existing governing customer agreements when applicable, represents a contract with a customer and each product sold to a customer typically represents a distinct performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s product sales are subject to ExWorks (as defined in Incoterms 2010) delivery terms and revenue is recorded at the point in time when products are picked up by the customer's freight forwarder, as the Company has determined that this is the point in time that control transfers to the customer. Certain customers have shipping terms where control does not transfer until the product is delivered to the customer’s location. For these transactions, revenue is recognized at the time that the product is delivered to the customer’s location.
Provisions for customer volume discounts, product returns, rebates and allowances are variable consideration and are estimated and recorded as a reduction of revenue in the same period the related product revenue is recorded. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions, and are not material.
The Company provides assurance-type warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure.
The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected on behalf of customers concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized.
The Company’s contracts with customers do not typically include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 90 days from delivery.
A portion of the Company’s revenue is derived from sales to distributors which represented approximately 8% of revenue for the year ended December 31, 2018.
Approximately five percent of total revenue is derived from non-product sales. When the Company’s contracts with customers require specialized services or other deliverables that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the non-distinct obligations are accounted for as a single performance obligation. For performance obligations that the Company satisfies over time, which represented 5% of revenue for the year ended December 31, 2018, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company uses the input method to recognize revenue on the basis of the Company’s efforts or inputs to the satisfaction of a performance obligation relative to the total inputs expected to satisfy that performance obligation. The Company uses the actual costs incurred relative to the total estimated costs to determine its progress towards contract completion.
The following tables disaggregate the Company’s revenue by shipment destination:

Year Ended December 31,
Region:	2018
Americas	$16,255
Asia Pacific	39,324
Europe	34,880
Total	$90,459

The Company does not have material contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of December 31, 2018 and December 31, 2017, the Company’s contract liabilities primarily relate to cash received under a licensing and services agreement, amounts received in advance from a customer in connection with a specialized services contract for which revenue is recognized over time, and customer advances. Changes in the Company’s contract liabilities, which are included in “deferred revenue and other current liabilities” in the Company’s consolidated balance sheets, are as follows:

Year Ended December 31,
2018
Beginning balance as of December 31, 2017	$5,234
Impact of adoption of ASC 606	(518)
Increases due to cash received from customers	3,143
Decreases due to recognition of revenue	(4,356)
Other changes	(24)
Contract liabilities as of December 31, 2018	$3,479
The Company has two uncompleted, non-product sale contracts with original durations of greater than one year. The transaction price allocated to performance obligations unsatisfied at December 31, 2018 in connection with these contracts is $3.9 million. Of this amount, $0.6 million relates to a specialized services contract which is recognized over time and is expected to be completed within one year. The other $3.3 million relates to a licensing and services contract, for which the estimate of the transaction price allocated to unsatisfied performance obligations was adjusted in the third quarter of 2018; the adjustment did not have a material impact on our financial statements as it primarily pertained to unsatisfied performance obligations. Revenue related to the licensing and services contract is expected to be recognized at a point in time when certain conditions are met which are dependent on the customer, and therefore the timing of recognition cannot currently be estimated. The licensing and services arrangement also provides for royalties for product sales that use the licensed intellectual property, which will be recognized at the time the related sales occur.
Note 3—Balance Sheet Details (in thousands):
Inventories

	December 31, 2018	December 31, 2017
Raw materials and purchased parts	$11,267	$8,259
Work-in-process	492	1,026
Finished goods	12,961	14,165
Consigned inventory	8,925	—
Total inventories	$33,645	$23,450
Warranty
Activity in the warranty reserve, which is included in “accounts payable and accrued liabilities” in the consolidated balance sheets, is as follows:

	Years Ended December 31,
	2018	2017
Beginning balance	$1,315	$910
Acquired liability from Nesscap	—	773
Product warranties issued	532	117
Settlement of warranties	(463)	(693)
Changes related to preexisting warranties	(440)	208
Ending balance	$944	$1,315

Property and equipment, net

	As of December 31,
	2018	2017
Machinery, furniture and office equipment	$55,146	$50,195
Leased equipment	1,911	—
Computer hardware and software	9,740	8,955
Leasehold improvements	18,990	17,742
Construction in progress	4,211	2,310
Property and equipment, gross	89,998	79,202
Less accumulated depreciation and amortization	(65,621)	(59,242)
Total property and equipment, net	$24,377	$19,960

Accounts payable and accrued liabilities

	As of December 31,
	2018	2017
Accounts payable	$4,675	$17,842
Income tax payable	348	415
Accrued warranty	944	1,315
Consigned inventory liability	7,078	—
Other accrued liabilities	3,468	7,711
Total accounts payable and accrued liabilities	$16,513	$27,283
Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)	Affected Line Items in the Statement of Operations
Balance as of December 31, 2017	$12,957	$(881)	$12,076
Other comprehensive income (loss) before reclassification	(1,694)	—	(1,694)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(558)	(558)	Other components of defined benefit plans, net; and Income from discontinued operations, net of income taxes
Other comprehensive income (loss) recognized in connection with divestiture	(10,869)	749	(10,120)	Income from discontinued operations, net of income taxes
Total change in accumulated other comprehensive income (loss)	(12,563)	191	(12,372)
Balance as of December 31, 2018	$394	$(690)	$(296)
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
The following unaudited pro forma financial information presents the combined results of operations for the year ended December 31, 2017, as if the Nesscap Acquisition had occurred at the beginning of fiscal year 2016 (in thousands, except per share amounts):

Year Ended December 31,
2017
Net revenues	$92,875
Net loss	(43,849)
Net loss per share:
Basic and diluted	(1.19)
Weighted average common shares outstanding:
Basic and diluted	36,809
The unaudited pro forma information has been adjusted to reflect the following:

•	Amortization expense for acquired intangibles and removal of Nesscap historical intangibles amortization

•	Removal of historical Nesscap interest expenses, gains and losses related to debt not acquired

•	Recognition of expense associated with the valuation of inventory acquired
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

In 2018, the Company performed a qualitative assessment of its reporting units which included an evaluation of changes in industry, market and macroeconomic conditions as well as consideration of each reporting unit’s financial performance and any significant trends. In 2018, the Company substantially integrated the operations related to its Nesscap Acquisition in 2017, which included changes to the Company’s reporting structure related to the acquired operations; therefore, the Company determined that it had one reporting unit, which represented a combination of two reporting units from our prior year assessment. The Company first assessed each former reporting separately, and then as a combined, single reporting unit. The Company’s qualitative assessments indicated that it was not more likely that not that goodwill is impaired.
The change in the carrying amount of goodwill during 2017 and 2018 was as follows (in thousands):

Balance at December 31, 2016	$2,343
Goodwill from Nesscap Acquisition	11,624
Foreign currency translation adjustments	740
Balance at December 31, 2017	14,707
Foreign currency translation adjustments	(518)
Balance at December 31, 2018	$14,189
Goodwill of approximately $21.4 million related to discontinued operations was derecognized during the year ended December 31, 2018 in connection with the sale of the Company’s high voltage product line and is excluded from the table above.
The composition of intangible assets subject to amortization was as follows (in thousands):

	As of December 31, 2018
	Useful Life (in years)	Gross Initial Carrying Value	Cumulative Foreign Currency Translation Adjustment	Accumulated Amortization	Net Carrying Value
Customer relationships - institutional	14	$3,200	$57	$(390)	$2,867
Customer relationships - non-institutional	10	4,400	74	(759)	3,715
Trademarks and trade names	10	1,500	25	(259)	1,266
Developed technology	8	2,700	43	(587)	2,156
Total intangible assets		$11,800	$199	$(1,995)	$10,004

	As of December 31, 2017
	Useful Life (in years)	Gross Initial Carrying Value	Cumulative Foreign Currency Translation Adjustment	Accumulated Amortization	Net Carrying Value
Customer relationships - institutional	14	$3,200	$197	$(156)	$3,241
Customer relationships - non-institutional	10	4,400	266	(304)	4,362
Trademarks and trade names	10	1,500	90	(103)	1,487
Developed technology	8	2,700	160	(235)	2,625
Total intangible assets		$11,800	$713	$(798)	$11,715
The useful life of intangible assets reflects the period the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized over the useful lives of the assets utilizing the straight-line method, which is materially consistent with the pattern in which the expected benefits will be consumed, calculated using undiscounted cash flows.
For the year ended December 31, 2018, amortization expense of $0.4 million was recorded to “cost of revenue” and $0.9 million was recorded to “selling, general and administrative.” For the year ended December 31, 2017, amortization expense of $0.2 million was recorded to “cost of revenue” and $0.6 million was recorded to “selling, general and administrative.” Estimated amortization expense for the years 2019 through 2023 is $1.2 million each year. The expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6 – Restructuring and Exit Costs
2017 Restructuring Plans
In September 2017, the Company initiated a restructuring plan to optimize headcount in connection with the acquisition and integration of the assets and business of Nesscap, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were $1.1 million, and were primarily incurred in the third quarter of 2017. Total net charges for the year ended December 31, 2018 for the September 2017 restructuring plan were $(112,000), which represented restructuring charges of $45,000 adjusted for reversals of expense of $157,000; the plan was completed in the third quarter of 2018.
In February 2017, the Company implemented a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. Total charges for the year ended December 31, 2017 for the February 2017 restructuring plan were $0.9 million; the plan was completed in the third quarter of 2017.
The charges related to both of the 2017 restructuring plans consist of employee severance costs and have been paid in cash. The charges were recorded within “restructuring and exit costs” in the consolidated statements of operations.
The following table summarizes the changes in the liabilities for each of the 2017 restructuring plans, which are recorded in “accrued employee compensation” in the Company’s condensed consolidated balance sheet for the year ended December 31, 2018 (in thousands):

	February 2017 Plan	September 2017 Plan
	Employee Severance Costs
Restructuring liability as of December 31, 2016	$—	$—
Costs incurred	997	1,275
Amounts paid	(855)	(431)
Accruals released	(142)	(27)
Restructuring liability as of December 31, 2017	—	817
Costs incurred	—	45
Amounts paid	—	(705)
Accruals released	—	(157)
Restructuring liability as of December 31, 2018	$—	$—
Adjustment to Lease Liability
In 2015 and 2016, the Company completed a restructuring plan that consolidated U.S. manufacturing operations and disposed of the Company’s microelectronics product line. In connection with this plan, in June 2015, the Company ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the business forecast. In the years ended December 31, 2018 and 2017, the Company recognized additional facilities costs of $0.1 million and $0.2 million, respectively, as restructuring charges to record adjustments to the sublease income assumptions included in the estimated future rent obligation of this leased space. The Company has recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. As of December 31, 2018 and December 31, 2017, lease obligation liabilities related to this leased space of $0.5 million and $0.7 million, respectively, were included in “accounts payable and accrued liabilities” and “other long term liabilities” in the condensed consolidated balance sheets.
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
The Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rate is 157.5101 shares of the Company’s common stock per $1,000 principal amount of Notes, representing an initial effective conversion price of $6.35 per share of common stock and premiums of 27% and 29% to the Company’s $5.00 and $4.94 stock prices at the September 25, 2017 and October 11, 2017 dates of issuance, respectively. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the Notes, dated September 25, 2017 between the Company and Wilmington Trust, National Association, as trustee (the “Indenture”), but will not be adjusted for accrued but unpaid interest. As of December 31, 2018, the if-converted value of the Notes did not exceed the principal value of the Notes.
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

The carrying value of the Notes is as follows (in thousands):

	As of December 31,
	2018	2017
Principal amount	$46,000	$46,000
Unamortized debt discount - equity component	(6,778)	(8,144)
Unamortized debt discount - initial purchaser	(2,024)	(2,431)
Unamortized transaction costs	(319)	(383)
Net carrying value	$36,879	$35,042
Total interest expense related to the Notes is as follows (in thousands):

	Years Ended December 31,
	2018	2017
Cash interest expense
Coupon interest expense	$2,530	$661
Non-cash interest expense
Amortization of debt discount - equity component	1,366	330
Amortization of debt discount - initial purchaser	407	98
Amortization of transaction costs	64	16
Total interest expense	$4,367	$1,105
Revolving Line of Credit
The Company has a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit. On February 14, 2019, the Company entered into an amendment to the Loan Agreement to amend and restate the Revolving Line of Credit (the “Revolving Line of Credit”). The Revolving Line of Credit matures on May 8, 2021, and is available up to a maximum of the lesser of: (a) $15.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of December 31, 2018, prior to the February 2019 amendment, the Revolving Line of Credit was available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables, plus, for the twelve months ending May 8, 2019, the lesser of: (a) $5.0 million; and (b) a certain portion of the Company’s cash and cash equivalents.
As of December 31, 2018, the amount available under the Revolving Line of Credit was $10.5 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 65% of its equity interests in the Company’s Korean subsidiary. The obligations under the Loan Agreement are also guaranteed directly by the Company’s Korean subsidiary. In the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, the Company may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. As of December 31, 2018, the Company is in compliance with the financial covenants that it is required to meet during the term of the credit agreement including the minimum two-quarter rolling EBITDA and minimum liquidity requirements.
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
The Company is required to pay an annual commitment fee of $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter. There were no borrowings outstanding under the Revolving Line of Credit as of December 31, 2018 and 2017.

Other Long-term Borrowings
In 2018, in connection with a contract manufacturer transition, the Company’s agreement with the contract manufacturer included a provision that met the lease definition criteria in reference to approximately $1.9 million of manufacturing equipment located at the contract manufacturer’s facility. Some of the terms of the equipment agreement have not yet been finalized; however, the Company anticipates that it will make even quarterly payments over 3 years, after which time title of the equipment will transfer to Maxwell. As of December 31, 2018, the arrangement was recorded as a capital lease. The Company utilized a discount rate of 5.0% to calculate the effective interest on this borrowing. At December 31, 2018, the Company had $1.5 million of capital lease liability outstanding under this arrangement. As of December 31, 2018, the Company’s lease payment commitments under this arrangement were $0.5 million, $0.7 million and $0.4 million for the years ended December 31, 2019, 2020 and 2021, respectively.
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
As of December 31, 2018 and 2017, the fair value of the Company’s convertible senior notes issued in September and October 2017 was approximately $36.0 million and $52.6 million, respectively, and was measured using Level 2 inputs. The carrying value of other short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.
Note 9—Discontinued Operations
On December 19, 2018, the Company entered into a Share Purchase Agreement with RN C Holding SA, a special purpose holding entity and affiliate of Renaissance Investment Foundation, (“Renaissance”), providing for the sale of 100% of the shares of the Company’s Swiss subsidiary, Maxwell Technologies SA (“Maxwell SA”), and its high voltage capacitor product line to Renaissance. The transaction simultaneously closed with the signing of the Share Purchase Agreement on December 19, 2018. The upfront purchase price was approximately $55.1 million, which after certain reductions and other transaction-related expenses resulted in net upfront cash proceeds of approximately $47.8 million. These reductions and transaction related expenses included a $0.9 million holdback that was placed in a third party escrow account to satisfy potential withholding tax obligations, transaction expenses of $2.1 million and additional adjustments for agreed upon net working capital amounts and other financial related adjustments as agreed upon and set forth in the Share Purchase Agreement.
In addition to the upfront purchase price, per the terms of the agreement, Renaissance will make milestone payments of up to $7.5 million per year based on the achievement of specific revenue targets related to the high voltage capacitor product line in fiscal years 2019 and 2020 resulting in potential aggregate milestone payments of approximately $15 million. Renaissance may set off any damages incurred for indemnification matters covered by the Share Purchase Agreement against any future milestone payments. Additionally, up to $5.0 million may be withheld from any potential milestone payments and funded to a separate escrow account to satisfy certain indemnity obligations as set forth in the Share Purchase Agreement. The Company will account for any potential milestone payments received as gain contingencies in accordance with the provisions of ASC 450, Contingencies; therefore, the Company will not record any gain or recognize any income related to the potential milestone payments until the period in which they are realized.

Following is the reconciliation of purchase price to net proceeds received and to the gain recognized in income from discontinued operations (in thousands):

Purchase price	$55,055
Adjustments to purchase price	(791)
Amounts held in escrow	(859)
Payment of withholding taxes	(3,492)
Cash proceeds received	49,913
Transaction expenses	(2,099)
Net cash proceeds received	$47,814

Net cash proceeds received	$47,814
Net assets of high voltage product line	(56,718)
Release of accumulated other comprehensive income from equity	10,120
Release of withholding tax liabilities	890
Release of employee liabilities and cancellation of equity awards	488
Payment of withholding taxes	3,492
Amounts held back in escrow	859
Gain on sale of high voltage product line, before income taxes	6,945
Income tax related to gain on sale	(1,534)
Gain on sale, net of income taxes	$5,411
For the years ended December 31, 2018 and 2017, the Company recognized $7.9 million and $10.7 million, respectively, of income net of income taxes from the discontinued operations of the high voltage product line. The major line items constituting the income of the high voltage product line which are reflected in our consolidated statements of operations as discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2018	2017
Revenue	$22,620	$42,659
Cost of revenue	13,035	19,462
Gross profit	9,585	23,197
Operating expenses:
Selling, general and administrative	6,886	7,884
Research and development	2,087	2,084
Total operating expenses	8,973	9,968
Income from operations of discontinued operations	612	13,229
Other components of defined benefit plans, net	938	628
Other income and expense, net	(78)	(26)
Gain on sale of high voltage product line, net of income taxes	5,411	—
Income tax benefit (provision)	1,011	(3,098)
Income from discontinued operations, net of income taxes	$7,894	$10,733

The assets and liabilities of the high voltage product line that were classified as discontinued operations in the consolidated balance sheet as of December 31, 2017 are as follows (in thousands):

December 31
2017
Cash and cash equivalents	$3,930
Trade and other accounts receivable, net of allowance for doubtful accounts	8,931
Inventories	8,778
Prepaid expenses and other current assets	824
Current assets of discontinued operations	$22,463

Property and equipment, net	8,084
Goodwill	21,354
Pension asset	11,712
Non-current assets of discontinued operations	$41,150

Accounts payable and accrued liabilities	5,475
Accrued employee compensation	652
Deferred revenue and other current liabilities	97
Short-term borrowings and current portion of long-term debt	33
Current liabilities of discontinued operations	$6,257

Deferred tax liability, long-term	3,774
Long-term debt, excluding current portion	82
Other long-term liabilities	127
Non-current liabilities of discontinued operations	$3,983
Note 10—Stock Plans
The Company’s disclosures provided in this note include both continuing operations and discontinued operations.
Equity Incentive Plans
The Company has two active share-based compensation plans as of December 31, 2018: the 2004 Employee Stock Purchase Plan (“ESPP”) and the 2013 Omnibus Equity Incentive Plan (the “Incentive Plan”), as approved by the stockholders. Under the Incentive Plan, incentive stock options, non-qualified stock options, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) have been granted to employees and non-employee directors. Generally, these awards vest over periods of one to four years. In addition, equity awards have been issued to senior management where vesting of the award is tied to Company performance or market conditions. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options, vesting of restricted stock units, granting of restricted stock awards or ESPP purchases.
The Company’s Incentive Plan currently provides for an equity incentive pool of 7,900,000 shares. Shares reserved for issuance are replenished by forfeited shares from the Incentive Plan. Additionally, equity awards forfeited under the Company’s former 2005 equity incentive plan and shares that were available under other predecessor plans are included in the total shares available for issuance under the Incentive Plan.
For the year ended December 31, 2018, the tax benefit associated with stock option exercises, restricted stock unit vesting, restricted stock grants, and disqualifying dispositions of both incentive stock options and stock issued under the Company’s ESPP, was approximately $4.8 million.

Stock Options
The Company grants stock options to its employees, executive management and directors on a discretionary basis. The following table summarizes total aggregate stock option activity for the year ended December 31, 2018 (in thousands, except for per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2017	361	$8.05
Granted	30	5.37
Cancelled	(35)	9.41
Balance at December 31, 2018	356	7.69	5.65	$—
Vested or expected to vest at December 31, 2018	354	7.70	5.64	—
Exercisable at December 31, 2018	270	8.20	5.10	—
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2018 and 2017 was $2.75 and $2.97, respectively. There were no option exercises for the years ended December 31, 2018 and 2017.
The fair value of the stock options granted during the years ended December 31, 2018 and 2017 was estimated using the Black-Scholes valuation model using the following assumptions:

	Years Ended December 31,
	2018	2017
Expected dividends	—%	—%
Expected volatility weighted average	54%	59%
Risk-free interest rate	3.0%	1.9%
Expected life/term weighted average (in years)	5.5	5.5
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
As of December 31, 2018, there was $0.1 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 0.4 years.
Restricted Stock Awards
No RSAs were granted during the years ended December 31, 2018 and 2017. The following table summarizes RSA activity for the year ended December 31, 2018 (in thousands, except for per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	26	$14.57
Vested	(25)	14.57
Forfeited	(1)	14.57
Nonvested at December 31, 2018	—	—
The vest date fair value of RSAs vested in 2018 and 2017 was $0.1 million and $0.3 million, respectively.

Restricted Stock Units
Non-employee directors receive annual RSU awards as partial consideration for their annual retainer compensation. These awards vest in full one year from the date of grant provided the non-employee director provides continued service. Additionally, new directors normally receive RSUs upon their election to the board. The Company also grants RSUs to employees as part of its annual equity incentive award program, with vesting typically in equal annual installments over four years of continuous service. Additionally, the Company grants performance-based restricted stock units to executives with vesting contingent on continued service and achievement of specified performance objectives or stock price performance. Each RSU represents the right to receive one unrestricted share of the Company’s common stock upon vesting.
The following table summarizes RSU activity for both service-based awards and performance-based awards for the year ended December 31, 2018 (in thousands, except for per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	2,650	$6.16
Granted	1,544	6.12
Released	(570)	5.92
Vested with deferred settlement	(45)	5.64
Forfeited	(821)	6.22
Nonvested at December 31, 2018	2,758	6.18
The weighted average grant date fair value of RSUs granted in the years ended December 31 2018 and 2017 was $6.12 and 5.89, respectively. The vest date fair value of RSUs released in the years ended December 31, 2018 and 2017 was $3.0 million and $2.9 million, respectively. As of December 31, 2018, there was $8.3 million of unrecognized compensation cost related to nonvested RSU awards. The cost is expected to be recognized over a weighted average period of 2.0 years.
For the years ended December 31, 2018 and 2017, RSU grants were composed of the following:

	Years Ended December 31
	2018		2017
	Shares granted (in thousands)	Average grant date fair value	Shares granted (in thousands)	Average grant date fair value
Service-based	1,111	$5.70	1,270	$5.53
Performance objectives	78	5.85	158	5.73
Market-condition	355	7.49	368	7.22
Total RSUs granted	1,544	6.12	1,796	5.89
For the year ended December 31, 2018 and 2017, RSUs granted included market-condition RSUs., The market-condition RSUs will vest based on the level of the Company’s stock price performance against a determined market index over one, two and three-year performance periods. The market-condition RSUs have the potential to vest between 0% and 200% depending on the Company’s stock price performance and the recipients must remain employed through the end of each performance period in order to vest. The fair value of market-condition RSUs granted was calculated using a Monte Carlo valuation model with the following assumptions:

	Years Ended December 31,
	2018	2017
Expected dividend yield	—%	—%
Expected volatility	41% - 47%	53%
Risk-free interest rate	2.36% - 2.60%	1.55%
Expected term (in years)	2.5 - 2.9	2.8

The following table summarizes the amount of compensation expense recognized for RSUs for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
RSU Type	2018	2017
Service-based	$4,054	$3,268
Performance objectives	320	379
Market-condition	1,912	1,539
	$6,286	$5,186
Employee Stock Purchase Plan
Pursuant to the Company’s amended and restated 2004 Employee Stock Purchase Plan (“ESPP”), the aggregate number of shares of common stock which may be purchased shall not exceed 1,500,000 shares of common stock of the Company. For the years ended December 31, 2018, 2017, 159,544 and 77,914 shares, respectively, were purchased under the ESPP.
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

	Years Ended December 31,
	2018	2017
Expected dividends	—%	—%
Expected volatility	42%	34%
Risk-free interest rate	1.88%	0.89%
Expected life (in years)	0.50	0.45
Fair value per share	$1.28	$1.30
The intrinsic value of shares of the Company’s stock purchased pursuant to the ESPP during each of the years ended December 31, 2018 and 2017 was $0.1 million.
Bonuses Settled in Stock
In 2016, the Compensation Committee of the Board of Directors of the Company adopted the Maxwell Technologies, Inc. Incentive Bonus Plan to enable participants to earn annual incentive bonuses based upon achievement of specified financial and strategic performance objectives. The Company may settle bonuses earned under the plan in either cash or stock, and currently intends to settle the majority of bonuses earned under the plan in stock. During the year ended December 31, 2018, the Company settled $3.0 million of bonuses earned under the plan for the 2017 performance period with 506,017 shares of fully vested common stock. During the year ended December 31, 2017, the Company settled $1.6 million of bonuses earned under the plan for the 2016 performance period with 302,326 shares of fully vested common stock. The Company intends to settle bonuses earned under the plan for the fiscal year 2018 performance period with fully vested common stock of the Company in the first quarter of 2019.
The Company recorded $2.0 million and $2.8 million of stock compensation expense related to the bonuses during the years ended December 31, 2018 and 2017, respectively.

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
During the year ended December 31, 2018, the Company settled $399,000 of director fees with 97,138 fully vested RSUs. During the year ended December 31, 2017, the Company settled $164,000 of director fees with 28,732 fully vested RSUs.
Stock-based Compensation Expense
Compensation cost for stock options, RSAs, RSUs, ESPP, bonuses and director fees for the years ended December 31, 2018 and 2017, respectively, is as follows (in thousands):

	Years Ended December 31,
	2018	2017
Stock options	$271	$237
Restricted stock awards	83	416
Restricted stock units	6,286	5,186
ESPP	148	114
Bonuses settled in stock	1,986	2,826
Director fees settled in stock	304	258
Total stock-based compensation expense, including discontinued operations	9,078	9,037
Less: stock-based compensation expense related to discontinued operations	(31)	(798)
Total stock-based compensation expense, continuing operations	$9,047	$8,239
Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense for the years ended December 31, 2018 and 2017, respectively, is as follows (in thousands):

	Years Ended December 31,
	2018	2017
Cost of revenue	$1,077	$948
Selling, general and administrative	6,635	6,065
Research and development	1,335	1,226
Total stock-based compensation expense	$9,047	$8,239
Share Reservations
The following table summarizes the shares available for grant under the Company’s stock-based compensation plans as of December 31, 2018:

2013 Omnibus Equity Incentive Plan	3,067,729
2004 Employee Stock Purchase Plan	458,065
Total	3,525,794
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

In August 2018, under the shelf registration statement, the Company completed a public offering of 7,590,000 shares of its common stock at a public offering price of $3.25 per share. The Company received total net proceeds of approximately $23.0 million from the offering, after deducting underwriting discounts, commissions and offering expenses. Offering net proceeds are being used for general corporate purposes, including research and development expenses, capital expenditures, working capital, repayment of debt and general and administrative expenses. As of December 31, 2018, $24.7 million of securities have been issued under the shelf registration statement and a balance of $100.3 million remains available for future issuance.
Note 12—Income Taxes
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. The legislation significantly changes U.S. tax law by, among other things, reducing the US federal corporate tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, The Company previously recorded a provisional estimate of the effect of the Tax Act in its financial statements. In the fourth quarter of 2018, the Company completed its analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 22, 2018.
While the Tax Act provides for a modified territorial tax system, beginning in 2018, GILTI provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. During 2018, the Company made an accounting policy election to treat taxes related to GILTI as a current period expense when incurred.
During the year ended December 31, 2017, the Company remeasured its U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company recorded a decrease related to its deferred tax assets and liabilities of $34.7 million with a corresponding adjustment to its valuation allowance for the year ended December 31, 2017. As the Company’s deferred tax asset is offset by a full valuation allowance, this change in rates had no impact on the Company’s financial position or results of operations.
The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company recorded additional U.S. taxable income of $8.4 million, which did not result in additional tax expense due to its net operating losses.
For financial reporting purposes, loss from continuing operations before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2018	2017
United States	$(43,694)	$(52,720)
Foreign	(1,844)	(583)
Total	$(45,538)	$(53,303)

The provision for income taxes based on loss from continuing operations before income taxes is as follows (in thousands):

	Years Ended December 31,
	2018	2017
Federal:
Current	$—	$—
Deferred	(5,763)	18,646
	(5,763)	18,646
State:
Current	7	5
Deferred	(651)	231
	(644)	236
Foreign:
Current	405	519
Deferred	(703)	(1,880)
	(298)	(1,361)
(Decrease) increase in valuation allowance	5,609	(16,962)
Tax provision	$(1,096)	$559
The provision for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to loss before income taxes. The primary components of such difference are as follows (in thousands):

	Years Ended December 31,
	2018	2017
Taxes at federal statutory rate	$(9,563)	$(18,123)
State taxes, net of federal benefit	(97)	(236)
Effect of tax rate differential for foreign subsidiary	176	(340)
Valuation allowance, including tax benefits of stock activity	5,609	(16,962)
Tax rate change	(244)	34,732
Discontinued operations	1,927	—
Stock-based compensation	513	224
Foreign withholding taxes	414	295
Return to provision adjustments	667	(2,931)
Subpart F income inclusion	—	2,998
SEC settlement penalty	—	959
Business combination	—	(1,914)
Other, net	(498)	1,857
Tax provision	$(1,096)	$559
The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2018. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit. The Company has recorded a valuation allowance of $67.0 million as of December 31, 2018 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $5.6 million for the year ended December 31, 2018.
At December 31, 2018, the Company has federal and state net operating loss carryforwards of approximately $235.2 million and $43.6 million, respectively. The federal tax loss carryforwards will begin to expire in 2020 and the state tax loss carryforwards will begin to expire in 2023. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2018 of $7.7 million and $9.8 million, respectively. The federal credits will begin to expire in 2019 unless utilized and the state credits have an indefinite life. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited upon a cumulative change in ownership of more than 50% within a three-year period.

Items that give rise to significant portions of the deferred tax accounts are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Tax loss carryforwards	$53,834	$50,183
Accrued foreign taxes	—	1,044
Research and development and other tax credit carryforwards	1,149	792
Uniform capitalization, contract and inventory related reserves	1,388	982
Accrued vacation	327	301
Allowance for doubtful accounts	147	161
Stock-based compensation	2,309	2,029
Capitalized research and development	2,688	3,043
Tax basis depreciation less book depreciation	1,888	1,492
Pension assets	992	1,022
Deferred revenue	798	175
163(j) interest limitation	1,135	—
Other	1,741	2,367
Total	68,396	63,591
Deferred tax liabilities:
Withholding tax on undistributed earnings of foreign subsidiary	—	(4,879)
Intangible assets	(978)	(1,514)
Foreign exchange gains/losses	(183)	(351)
Total	(1,161)	(6,744)
Net deferred tax assets before valuation allowance	67,235	56,847
Valuation allowance	(67,012)	(61,403)
Net deferred tax assets (liabilities)	$223	$(4,556)
As of December 31, 2018 and 2017, deferred tax assets of $0.3 million and $0.4 million, respectively, were included in other non-current assets in the consolidated balance sheets.
The Company accounts for uncertain tax benefits in accordance with the provisions of section 740-10 of the Accounting for Uncertainty in Income Taxes Topic of the FASB ASC. Of the total unrecognized tax benefits at December 31, 2018, approximately $17.5 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $17.5 million. To the extent unrecognized tax benefits are recognized at a time when a valuation allowance does not exist, the recognition of the $17.5 million tax benefit would reduce the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2018 will change materially within the 12-month period following December 31, 2018.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2016	$15,579
Increase in current period positions	1,081
Decrease in prior period positions	(518)
Balance at December 31, 2017	16,142
Increase in current period positions	1,167
Increase in prior period positions	340
Decrease in prior period positions	(32)
Balance at December 31, 2018	$17,617
The Company recognizes interest and penalties as a component of income tax expense. Interest and penalties for the years ended December 31, 2018 and 2017 were $(27,000) and $29,000, respectively.
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
Note 13—Leases
Rental expense amounted to $3.8 million and $3.4 million for the years ended December 31, 2018 and 2017, respectively, and was incurred primarily for facility leases. Future annual minimum rental commitments as of December 31, 2018 are as follows (in thousands):

Fiscal Years
2019	$2,848
2020	2,736
2021	2,735
2022	2,202
2023	1,218
Thereafter	2,814
Total	$14,553
Note 14—Postretirement Benefit Plans
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
The following table reflects changes in the defined benefit plan obligation for the period from acquisition to December 31, 2018 (in thousands):

	Year ended December 31,	April 29 through December 31,
	2018	2017
Change in benefit obligation:
Beginning benefit obligation	$3,966	$3,360
Service cost	590	361
Interest cost	110	55
Benefits paid	(503)	(212)
Actuarial loss	518	174
Effect of foreign currency translation	(172)	228
Projected benefit obligation at end of year	4,509	3,966
Fair value of plan assets	20	24
Unfunded status at end of year	$4,489	$3,942
Amounts recognized in the consolidated balance sheets consist of (in thousands):

	As of December 31,
	2018	2017
Net defined benefit plan liability	$4,489	$3,942

Accumulated other comprehensive loss includes the following:
Actuarial loss before taxes	$692	$174

The components of net periodic pension cost and other amounts recognized in other comprehensive income (loss) before taxes are as follows (in thousands):

	Year ended December 31,	April 29 through December 31,
	2018	2017
Components of net periodic defined benefit plan cost:
Service cost	$590	$361
Interest cost	110	55
Net periodic defined benefit plan cost	$700	$416
Other amounts recognized in other comprehensive income (loss) before income taxes are as follows:
Actuarial loss on benefit obligation	$518	$174
Total loss recognized in other comprehensive income (loss), before taxes	518	174
Total loss recognized in net periodic defined benefit plan cost and other comprehensive income (loss), before taxes	$1,218	$590
Assumptions used to determine the benefit obligation and net periodic defined benefit plan cost are as follows:

	Year ended December 31,	April 29 through December 31,
	2018	2017
Discount rate	2.46%	2.98%
Rate of compensation increase	6.96%	6.11%
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2019	$372
2020	364
2021	419
2022	331
2023	414
Years 2024 through 2028	1,293
Total	$3,193
In compliance with local labor law, the Company is required to make contributions for foreign line workers. Employer contributions of $7,000 were paid during the year ended December 31, 2018 and $6,000 were paid during the period from acquisition to December 31, 2017. The Company expects to make contributions of approximately $7,000 in 2019.
U.S. Plan
The Company has a postretirement benefit plan covering its employees in the United States. Substantially all U.S. employees are eligible to elect coverage under a contributory employee savings plan which provides for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company’s matching contributions under this plan totaled $0.4 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively.
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
Swiss Bribery Matter
In August 2013, the Company’s former Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office. At the end of the search, the Swiss federal prosecutor presented the Company with a listing of the materials gathered by the representatives and then removed the materials from its premises for keeping at the prosecutor’s office. Based upon the Company’s exposure to the case, the Company believes this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. During initial discussions, the Swiss prosecutor has acknowledged both the existence of the Company’s deferred prosecution agreement with the DOJ and its cooperation efforts thereunder, both of which should have a positive impact on discussions going forward. Additionally, other than the activities previously reviewed in conjunction with the SEC and DOJ matters under the FCPA, the Company has no reason to believe that additional facts or circumstances are under review by the Swiss authorities. In December 2018, the Company sold its Swiss subsidiary as part of the sale of its high voltage product line and agreed to indemnify, within certain parameters, the purchaser for damages which may arise from this matter. To date, the Swiss prosecutor has not issued its formal decision as to whether the charges will be brought against individuals or the Company or whether the proceeding will be abandoned. At this stage in the investigation, the Company is currently unable to determine the extent to which it will be subject to fines in accordance with Swiss bribery laws and what additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
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

Note 16—Subsequent Events
On February 3, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tesla, Inc., a Delaware corporation (“Tesla”) and Cambria Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Tesla (“Merger Sub”), which contemplates the acquisition of the Company by Tesla, through Merger Sub. The Merger Agreement contemplates that Tesla would commence an all stock exchange offer for all of the issued and outstanding shares of the Company (the “Offer”), followed by a merger of Merger Sub with and into the Company pursuant to which the Company will survive as a wholly-owned subsidiary of Tesla (the “Merger”).
In the Offer, each Company stockholder who elects to participate in the Offer will receive a fractional share of common stock of Tesla (“Tesla Common Stock”) for each share of Company common stock (“Company Common Stock”) exchanged in the Offer. Pursuant to the terms and subject to the conditions of the Merger Agreement, as promptly as practicable (but in no event later than four (4) business days following the date on which Tesla files its Annual Report on Form 10-K for the fiscal year ending December 31, 2018), Tesla will commence the Offer to purchase each issued and outstanding share of Company Common Stock for a fraction of a share of Tesla Common Stock, equal to the quotient obtained by dividing $4.75 by the volume weighted average closing sale price of one (1) share of Tesla Common Stock as reported on the NASDAQ Global Select Market (“NASDAQ”) for the five (5) consecutive trading days ending on and including the second trading day immediately preceding the expiration of the Offer (the “Tesla Trading Price”). However, in the event that the Tesla Trading Price is equal to or less than $245.90, then each share of Company Common Stock shall be exchanged for 0.0193 of a share of Tesla Common Stock. Such shares of Tesla Common Stock, plus any cash paid in lieu of any fractional shares of Tesla Common Stock, is referred to as the “Offer Consideration”.
At the effective time of the Merger, each outstanding option to purchase Company Common Stock that is outstanding, unexercised and unexpired immediately prior to the effective time shall be automatically assumed by Tesla and converted into and become an option to acquire Tesla Common Stock, as further described in the Merger Agreement, Similarly, each Company restricted share unit that is outstanding immediately prior to the effective time, shall be assumed by Tesla and converted automatically into and become a restricted stock unit covering shares of Tesla Common Stock.
The Merger Agreement and the consummation of the transactions contemplated thereby have been unanimously approved by the board of directors of the Company (the “Board”), and the Board has resolved to recommend to the stockholders of the Company to accept the Offer and tender their shares of Company Common Stock to Merger Sub pursuant to the Offer.
Under the terms of the Merger Agreement, prior to the expiration of the Offer and subject to customary limitations and conditions, the Company may terminate the Merger Agreement to accept a “superior proposal” if Tesla chooses not to match such proposal, provided that the Company pays Tesla a termination fee of $8.295 million in cash. Each of the parties may also terminate the Merger Agreement if the closing of the Offer has not occurred within five (5) months of the signing of the Merger Agreement.

Schedule II
Valuation and Qualifying Accounts (in thousands)

	Balance at the Beginning of the Year ($)	Charged to Expense ($)	Acquisitions/ Transfers and Other ($)	Write-offs Net of Recoveries ($)	Balance at the End of the Year ($)
Allowance for Doubtful Accounts:
December 31, 2017	22	10	—	—	32
December 31, 2018	32	—	—	(32)	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
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
Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2018.
BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements of Maxwell in this Annual Report on Form 10-K, has issued an unqualified opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2018 which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm”.
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
San Diego, California

Opinion on Internal Control over Financial Reporting
We have audited Maxwell Technology, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and Schedule II-Valuation and Qualifying Accounts listed in the accompanying index and our report dated February 14, 2019 expressed an unqualified opinion thereon.
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
February 14, 2019

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Director Information
The Board is divided into three classes, with the terms of office of each class ending in successive years. The terms of the directors currently serving in Class II, III and I expire on the date of the 2019 Annual Meeting, 2020 Annual Meeting and 2021 Annual Meeting, respectively.
Set forth below is information with respect to the directors of the Company, including their recent employment or principal occupation, a summary of their specific experience, qualifications, attributes or skills within the past five years that led to the conclusion that they are qualified to serve as a director, their period of service as a Company director and their age as of February 11, 2019.

Name and Age	Period Served as a Director, Positions and Other Relationships with the Company, and Business Experience
Jörg Buchheim, 51 (Class II)
Mr. Jörg Buchheim was appointed as a Class II director in July 2016 and serves as a member of the Strategic Alliance Committee. Mr. Buchheim has been the president and CEO of INALFA Roof Systems B.V., a top 3 global supplier of vehicle roof systems located in Europe, since July 2016 and previously served as senior vice president and chief sales officer of Maxwell from March 2016 to June 2016. From 2002 through 2015 he worked at HELLA KGaA Hueck & Co. in a series of senior sales and management positions, including as president and chief executive officer of HELLA China and a member of the HELLA Group Management Board based out of Shanghai. He previously served as HELLA’s global key account manager for Indian OEMs and Hyundai/Kia as well as vice president sales and marketing for Shanghai, China. Prior to joining HELLA, Buchheim worked in European key account sales for Mitsubishi Electric and in project management for Spoerle / Arrow. Mr. Buchheim studied electrical engineering at the University of Applied Sciences in Düsseldorf and graduated with a diploma thesis focused on hybrid vehicles which he completed at the BMW Group Research and Innovation Center.
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

Burkhard Goeschel, 73 (Class II)
Dr. Goeschel was appointed a Class II director in February 2007. He serves as the Chairperson of the Strategic Alliance Committee and as a member of the Governance and Nominating Committee. Since January 2013, he has been senior advisor with Roland Berger Strategy Consultants, a leading global strategy consultancy. From 2007 through 2012, he was chief technology officer of MAGNA International, a leading global supplier of technologically advanced automotive systems, components and complete modules. From 2000 until his retirement in 2006, he was a member of the six-person management board of BMW Group, with overall responsibility for research, development and purchasing. Before beginning his career with BMW in 1978, he spent two years as a group leader for engine product development with Daimler Benz. He is an honorary professor of the Technical University in Graz, Austria, holds an honorary doctorate from the Technical University of Munich and is senator and a member of the university’s management board and a trustee of its Institute for Advanced Studies. Further, he is honorary president of the German Research Association for Internal Combustion Engines, is a member of the Council for Technical Sciences of the Union of German Academies of Sciences and Humanities and was general chairperson of the Society of Automotive Engineers 2006 World Congress. In January 2013, Dr. Goeschel was honored by the State of Austria with the Great Golden Cross of the State of Austria.
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
Ilya Golubovich, 33 (Class II)
Mr. Golubovich was appointed as a Class II director in May 2017 and serves as a member of the Compensation Committee, the Governance and Nominating Committee and the Strategic Alliance Committee. Mr. Golubovich is the founding partner of I2BF Global Ventures, a New York based venture capital group focused on early stage technology investments with over $400 million under management. I2BF’s portfolio includes over 40 companies working in cleantech, biotechnology, materials science, IT and aerospace technology sectors. He is a member of the board of directors of Dauria Aerospace, Russia’s first private space company; Primus Power, a Silicon Valley based developer and producer of advanced flow batteries; E La Carte, a Silicon Valley based restaurant and hospitality automation company; and ServiceTitan, a Glendale-based field service management company. Mr. Golubovich is also a member of the Venture Advisory Council and Mentorship Board of the Skolkovo Foundation as well as the Advisory Council of the Physics and Astronomy Department of Johns Hopkins University. He formerly worked at the Energy Department of the London office of Louis Dreyfus in commodity trading and as a project manager at the Siberian Internet Company (Sibintek). He holds a management science and engineering degree from Stanford University.
Individual experience: Mr. Golubovich’s broad and varied experience in advising and overseeing companies in the technology sectors, including, notably, his experience with a former ultracapacitor company, along with his expansive geographical exposure to these industries and opportunities make him further qualified to serve as a director.

Richard Bergman, 55 (Class III)
Mr. Bergman was appointed as a Class III director in May 2015. He serves as the Chairperson of the Compensation Committee and as a member of the Audit Committee. Mr. Bergman is president and chief executive officer of Synaptics, Inc., a leading developer of human interface solutions for intelligent devices. He joined Synaptics in 2011, after serving in a series of senior executive positions with AMD, where he was senior vice president and general manager of AMD’s Product Group from May 2009 to September 2011, and senior vice president and general manager of AMD’s Graphics Product Group (GPG) from October 2006 to May 2009. Prior to AMD, he held other senior management positions in the technology industry at ATI, S3 Graphics, Texas Instruments and IBM.

Individual Experience: Mr. Bergman’s expertise comes from a career of managing multi-national companies, including in the developing growth markets and related to corporations undergoing restructuring initiatives. Mr. Bergman’s personal experience with critical human resources and compensation-related matters provides unique insight into such practices.

John Mutch, 62 (Class III)
Mr. Mutch was appointed as a Class III director in April 2017. He serves as the Chairperson of the Audit Committee and as a member of the Strategic Alliance Committee. Mr. Mutch is the founder and managing partner of MV Advisors LLC, a diversified investment firm which provides focused investment and operational guidance to both private and public companies founded in 2006. Mr. Mutch is a technology industry executive with more than 30 years of experience. From 2003 to 2005, he served as the president and chief executive officer of Peregrine Systems Inc. and successfully restructured the company, culminating in the sale of Peregrine to Hewlett-Packard (HP). From 1999 to 2002, he served as chief executive officer of HNC Software Inc., where he served initially as vice president of marketing and corporate development from 1997 to 1998 and then as president of HNC Software Inc. Insurance Solutions from 1998 to 1999. In his earlier career, Mr. Mutch served a variety of positions, including with Microsoft Corporation. Mr. Mutch is currently the chairman of the board of Aviat Networks, a Nasdaq-listed global provider of microwave networking solutions, where he also serves as the chairperson of the audit committee and as a member of the governance and nominating committee. He currently also serves on the board of Agilysys, Inc., a Nasdaq-listed leading technology company that provides innovative mobile and wireless solutions and services to the hospitality industry, where he serves as a member of the audit committee and compensation committee. He also serves on the board of RhythmOne plc, a LSE AIM-listed company in the digital advertising space which acquired Yume, Inc., in early 2018 where he served as a board member just prior to the acquisition. Mr. Mutch previously served on the board of Quantum Corporation.

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
Steven Bilodeau, 60 (Class I)
Mr. Steve Bilodeau was appointed as a Class I director in May of 2016 and serves as the Chairperson of the Board effective as of the 2017 Annual Shareholder Meeting. He also serves as the Chairperson for the Governance and Nominating Committee and as a member of the Audit Committee and the Compensation Committee. Mr. Bilodeau was chief executive officer of Standard Microsystems Corporation (SMSC) from 1999–2008 where he also served as chairman from 2000-2012. Mr. Bilodeau currently serves as a director of Cohu, Inc., and is a member of the audit, compensation, and governance & nominating committees as well as serving as the chair of the compensation committee. He has also previously served as a director of NuHorizons Electronic Corp., Conexant Systems Inc., and Gennum Corporation.

Individual experience: Mr. Bilodeau’s extensive experience including more than thirty years of general management and operations experience, as well as extensive experience serving on numerous high technology public company boards make him a valuable resource and sounding board as we continue to pursue new avenues for growth in international markets and further qualifies him to serve as a director.

Franz Fink, 57 (Class I)
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

Executive Officer Information
Set forth below is information with respect to the executive officers of the Company, including their positions, experience and age, as of February 10, 2019

Name	Age	Position(s)
Franz Fink	57	President, Chief Executive Officer and Director
David Lyle	54	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Everett Wiggins	55	Vice President, Operations
Emily Lough	37	Vice President, General Counsel and Secretary
Background
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

David Lyle
Mr. Lyle joined Maxwell as Senior Vice President, Chief Financial Officer and Treasurer in May 2015. Prior to joining the Company, Mr. Lyle served from July 2007 to May 2015 as the chief financial officer of Entropic Communications, Inc., a provider of semiconductor solutions for home entertainment. From August 2005 to June 2007, Mr. Lyle was the chief financial officer at RF Magic, acquired by Entropic in June 2007. Prior to RF Magic, Mr. Lyle was finance director and controller for the mobile communications business unit of Broadcom Corp., a provider of highly-integrated semiconductor solutions. He joined Broadcom in July 2004 through its acquisition of Zyray Wireless Inc., a WCDMA baseband co-processor company, where he served as chief financial officer beginning in January 2004. Prior to 2004, Mr. Lyle served as chief financial officer of Mobilian Corporation, a wireless data communications semiconductor company, and in various finance roles at Intel Corporation, a semiconductor company. At Intel, Mr. Lyle served in the microprocessor and networking groups and in the strategic investment arm of Intel, now known as Intel Capital. He holds a bachelor of science in business from the University of Southern California, a master of business administration degree from Arizona State University and a master degree in international management from the Thunderbird School of Global Management.
Everett Wiggins
Mr. Wiggins joined Maxwell in 2006 and was promoted to his current position of Vice President of Operations in 2011. Prior to this promotion, Mr. Wiggins was the Vice President of Quality and Sr. Director of Operations while at Maxwell. From 2005 to 2006, Mr. Wiggins was Vice President of Continuation Engineering at Maxtor Corporation, a leading supplier of data storage products for the computing and entertainment industries which was acquired by Seagate Technology in July 2006. From 2001 to 2005, Mr. Wiggins was Vice President of Product Engineering and Quality at Quantum Corporation, a supplier of data storage products for the computing, entertainment and networking industries. Prior to that, Mr. Wiggins held a series of senior management positions at Quantum in the areas of engineering, sales and customer service. He holds a Bachelor of Science in electrical engineering from Rose-Hulman Institute of Technology.
Emily Lough
Ms. Lough joined Maxwell in 2007 and was promoted to her current role in January 2019 as Vice President, General Counsel & Secretary. Prior to this role, Ms. Lough served in a series of legal and management positions at Maxwell, most recently as the Corporate Counsel & Chief Compliance Officer of Maxwell. She holds a Bachelor of Science in chemical engineering at Washington University in St. Louis and juris doctorate from Thomas Jefferson School of Law, where she graduated cum laude.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms and the written representations of our executive officers, directors and greater than ten percent (10%) stockholders, we have determined that no person was delinquent with respect to reporting obligations as set forth in Section 16(a) of the Exchange Act.
Corporate Governance
Code of Business Conduct and Ethics
The Company’s Code of Business Conduct and Ethics applies to all of the Company’s employees, officers (including the Company’s chief executive officer, chief financial officer, controller and persons performing similar functions) and directors. The Company’s Code of Business Conduct and Ethics is posted on the Company’s website at investors.maxwell.com in English, French, German, Simplified Chinese and Korean and can also be obtained free of charge by sending a request to the Company’s Corporate Secretary at Maxwell Technologies, Inc., 3888 Calle Fortunada, San Diego, California 92123. Any changes or waivers of the Code of Business Conduct and Ethics for the Company’s Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions will be disclosed on the Company’s website.

Audit Committee
The Audit Committee oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. For example, the Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new auditors to perform any proposed non-permissible audit services; monitors the rotation of partners of the independent auditors on the Company engagement team as required by law; reviews the financial statements to be included in the Annual Report; and discusses with management and the independent auditors the results of the annual audit and the results of the Company’s quarterly financial statement reviews. The Audit Committee held ten meetings during the fiscal year ended December 31, 2018.
All members of the Company’s Audit Committee are independent (as independence is defined in Nasdaq listing standards). All members have been designated by the Board as the Audit Committee’s financial experts. The Audit Committee has adopted a written Audit Committee Charter available at the Company’s website at investors.maxwell.com. Our website address is included throughout this Form 10-K for reference only. The information contained on our website is not incorporated by reference into this Form 10-K. The members of the Audit Committee include John Mutch (Chair), Steven Bilodeau and Richard Bergman.
Material Changes to Nominee Recommendation Procedures
There have been no material changes to the procedures by which stockholders may recommend nominees to the Board in 2018.

Item 11.	Executive Compensation
The named executive officers of the Company named in our Summary Compensation Table are set forth below.

Name	Age	Position(s)
Franz Fink	57	President, Chief Executive Officer and Director
David Lyle	54	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Everett Wiggins	55	Vice President, Operations
2018 SUMMARY COMPENSATION TABLE
The following table sets forth all of the compensation awarded to, earned by, or paid to the Company’s named executive officers, which include our chief executive officer, our chief financial officer and our vice president of operations in 2018 and 2017.

Name and Principal Position	Year	Salary(1) ($)	Stock Awards (2) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation ($)		Total ($)
Franz Fink, Ph.D. President, Chief Executive Officer and Director	2018	500,000	1,308,394	—	325,000	41,250	(4)	2,174,644
	2017	500,000	1,494,310	—	540,000	41,111	(4)	2,575,421

David Lyle Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2018	375,000	513,075	—	146,250	43,192	(5)	1,077,517
	2017	375,000	964,066	—	243,000	47,053	(5)	1,629,119

Everett Wiggins Vice President, Operations	2018	247,919	299,663	—	81,503	30,303	(6)	659,388
	2017	238,108	316,041	—	128,578	30,026	(6)	712,753
_______________

(1)	The amount of salary for Dr. Fink, Mr. Lyle and Mr. Wiggins reflects that 2018 and 2017 each contained 26 biweekly pay periods.

(2)
The amounts shown do not reflect compensation actually received by the NEOs. Instead, the amounts in these columns represent the grant date fair value of the equity awards in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic No. 718, without regard to estimated forfeitures. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition. See Note 10 of the notes to our consolidated financial statements in this Form 10-K for a discussion of all assumptions made by the Company in determining the values of its equity awards.

(3)
The amounts in this column reflect annual incentive bonus awards earned in the year reported by the named executive officers under our annual bonus plan, although the actual payment occurs in the subsequent year. Amounts related to 2018 are preliminary as they are pending certification by the Company’s compensation committee. At the Company’s discretion, our NEOs 2018 annual incentive bonus awards will be settled in the form of fully vested RSU awards or cash in 2019. At the Company’s discretion, our NEOs 2017 annual incentive bonus awards were settled in the form of fully vested RSU awards in February 2018.

(4)
For 2018, this amount includes $16,000 in car allowance, $17,000 in health and welfare benefits and $8,250 in 401(k) matching contributions. For 2017, this amount includes $16,000 in car allowance, $17,011 in health and welfare benefits and $8,100 in 401(k) matching contributions.

(5)
For 2018, this amount includes $16,000 in car allowance, $19,372 in health and welfare benefits and $7,820 in 401(k) matching contributions. For 2017, this amount includes $16,000 in car allowance, $23,344 in health and welfare benefits and $7,709 in 401(k) matching contributions.

(6)
For 2018, this amount includes $22,885 in health and welfare benefits and $5,620 in 401(k) matching contributions. For 2017, this amount includes $22,883 in health and welfare benefits and $7,143 in 401(k) matching contributions.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END
The following table sets forth information regarding each unexercised option and all unvested restricted stock and restricted stock units held by each of our named executive officers as of December 31, 2018.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Vested Unexercised Options (#)	Number of Securities Underlying Unvested Unexercised Options (#) (1)		Option Exercise Price ($/Sh)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (9)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (10)
	Exercisable	Unexercisable
Franz Fink	73,626	24,541	(2)	7.33	3/13/2025	—		—	—		—
						77,500	(4)	160,425	116,250	(4)	240,638
	—	—		—	—	69,000	(5)	142,830	131,100	(5)	271,377
	—	—		—	—	46,224	(6)	95,684	90,467	(6)	187,267
	—	—		—	—	—		—	30,970	(10)	64,108
	—	—		—	—	12,790	(7)	26,475	—		—
David Lyle	25,160	8,386	(3)	6.03	5/11/2025	—		—	—		—
						30,000	(4)	62,100	45,000	(4)	93,150
	—	—		—	—	30,000	(5)	62,100	38,000	(5)	78,660
	—	—		—	—	—		—	40,000	(11)	82,800
	—	—		—	—	19,260	(6)	39,868	37,695	(6)	78,029
	—	—		—	—	13,003	(8)	26,916	—		—
Everett Wiggins	10,602	3,534	(2)	7.33	3/13/2025	—		—	—		—
						22,500	(4)	46,575	22,500	(4)	46,575
	—	—		—	—	18,750	(5)	38,813	23,750	(5)	49,163
	—	—		—	—	9,630	(6)	19,934	18,847	(6)	39,013
	—	—		—	—	1,841	(7)	3,811	9,823	(7)	20,334
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

(2)	In March 2015, Dr. Fink and Mr. Wiggins were granted 98,167 and 14,136 stock options, respectively, with service-based vesting in equal, annual installments over four years of continuous service.

(3)	In May 2015, Mr. Lyle was granted 33,546 stock options with service-based vesting in equal, annual installments over four years of continuous service.

(4)
In February 2018, Dr. Fink, Mr. Lyle and Mr. Wiggins were granted 193,750, 75,000 and 45,000 restricted stock unit awards, respectively, of which 77,500, 30,000 and 22,500, respectively, were service-based restricted stock units vesting in equal, annual installments over four years of continuous service. The remaining 116,250, 45,000 and 22,500 awards granted to Dr. Fink, Mr. Lyle and Mr. Wiggins, respectively, were performance-based market stock units with vesting based on the level of the Company’s stock price performance against the Nasdaq Composite Index over one, two and three-year performance periods. The potential payout ranges from 0% to 200% of the grant target quantity.

(5)
In March 2017, Dr. Fink, Mr. Lyle and Mr. Wiggins were granted 230,000, 80,000 and 50,000 restricted stock unit awards, respectively, of which 92,000, 40,000 and 25,000, respectively, were service-based restricted stock units vesting in equal, annual installments over four years of continuous service. The remaining 138,000, 40,000 and 25,000 awards granted to Dr. Fink, Mr. Lyle and Mr. Wiggins, respectively, were performance-based market stock units with vesting based on the level of the Company’s stock price performance against the Nasdaq Composite Index over one, two and three-year performance periods. The potential payout ranges from 0% to 200% of the grant target quantity.

(6)
In January 2016, Dr. Fink, Mr. Lyle and Mr. Wiggins were granted 184,900, 77,042 and 38,520 restricted stock unit awards, respectively, of which 92,450, 38,521 and 19,260, respectively, were service-based restricted stock units vesting in equal, annual installments over four years of continuous service. The remaining 92,450, 38,521 and 19,260 awards granted to Dr. Fink, Mr. Lyle and Mr. Wiggins, respectively, were performance-based market stock units with vesting based on the level of the Company’s stock price performance against the Nasdaq Composite Index over one, two and three-year performance periods. The potential payout ranges from 0% to 200% of the grant target quantity.

(7)
In March 2015, Dr. Fink and Mr. Wiggins were granted 51,160 and 7,367 service-based restricted stock unit awards, respectively, vesting in equal, annual installments over four years of continuous service.

(8)	In May 2015, Mr. Lyle was granted 52,012 service-based restricted stock unit awards vesting in equal, annual installments over four years of continuous service.

(9)
Computed in accordance with SEC rules as the number of unvested shares multiplied by the closing price of the Company common stock on December 31, 2018, which was $2.07. The actual value realized by the officer depends on whether the shares vest and the future performance of our common stock.

(10)
In February 2016, Dr. Fink was granted 46,224 restricted stock unit awards with vesting contingent upon the achievement of two key strategic milestones. Vesting related to the first milestone, which represents 33% of the awards, was contingent on achievement of the first milestone by December 31, 2016. The first milestone was achieved during 2016 and the related awards vested. Vesting related to the second milestone, which represents 67% of the awards, is contingent on achievement of the second milestone by December 31, 2019.

(11)
In April 2017, Mr. Lyle was granted 80,000 restricted stock unit awards with vesting contingent upon the achievement of two key strategic milestones. Vesting related to the first milestone, which represents 50% of the awards, was contingent on achievement of the first milestone by December 31, 2017. The first milestone was achieved during 2017 and the related awards vested. Vesting related to the second milestone, which represents 50% of the awards, is contingent on achievement of the second milestone by December 31, 2018. and subsequent certification by the Company’s compensation committee, which has not yet occurred.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
Franz Fink
Pursuant to his employment agreement, as amended, if Dr. Fink’s employment is terminated without cause, either more than 30 days prior to a change in control or more than 24 months after a change in control, he will receive payment equal to one and one-half times his base salary and target bonus, current year bonus paid at actual achievement prorated based on the number of days employed in the year of termination, and the equivalent of the employer’s contribution for health benefits for up to 12 months. In addition, Dr. Fink’s initial service-based equity award will vest on a prorated basis for the number of months of employment. All other equity awards will be governed by the terms and conditions of the respective equity award agreements. If Dr. Fink’s employment is terminated without cause or should Dr. Fink resign his employment for good reason, either within 30 days prior to a change in control or within 24 months after a change of control, he will receive a lump sum payment equal to two times his base salary and target bonus, current year bonus paid at target prorated based on the number of days employed in the year of termination, the equivalent of the employer’s contribution for health benefits for up to 24 months, and waiver of service vesting conditions and deemed attainment at target of all performance-based milestones under each outstanding equity award, except the initial market-condition award which will only vest if the market-condition price target has been met. Pursuant to Dr. Fink’s stock award agreements, in the event of termination as a result of death or disability, unvested awards will become fully vested.

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
Everett Wiggins
As Mr. Wiggins does not have an employment agreement, he is a participant under our Severance and Change in Control Plan. Under the Severance and Change in Control Plan, if his employment is terminated without cause, either more than 30 days prior to a change in control or more than 24 months after a change in control, he is entitled to a payment of 6 months of base salary and target bonus, a payment of prorated annual incentive bonus based on actual performance, and 12 months of health benefits. Upon a termination of employment without cause or a resignation for good reason in connection with a change in control, he is entitled to a lump sum payment equal to one year of base salary and target bonus, a payment of prorated annual incentive bonus paid at target achievement, if any, for the year of termination, and 12 months of health benefits. In addition, pursuant to Mr. Wiggins’s stock award agreements, in the event of termination of employment as a result of death or disability, unvested awards will become fully vested.
Compensation of Directors
For the fiscal year ended December 31, 2018, non-employee directors of the Company earned compensation for services provided as a director in the form of cash and equity compensation. For services in 2018, each board member earned an annual cash retainer of $50,000. In addition, the chairperson of the Board and each of the chairpersons of the committees of the Board earned additional annual cash compensation as follows: $45,000 to the Chairperson of the Board; $15,000 to the Chairperson of the Audit Committee, $15,000 to the Chairperson of the Strategic Alliance Committee, $12,000 to the Chairperson of the Compensation Committee; and $10,000 to the Chairperson of the Governance and Nominating Committee. Further, each member of the committees of the Board, who does not also serve as the chairperson of a committee, earned the following annual cash compensation: $6,000 to each member of the Audit Committee, Strategic Alliance Committee and Compensation Committee; and $5,000 to each member of the Governance and Nominating Committee.
In addition to the cash compensation described above, each Board member receives annual compensation in the form of equity awards. Annual equity awards granted to our non-employee directors consist of a mix of RSUs and stock options. As a result, for 2018, each non-employee director received a RSU award under the 2013 Omnibus Equity Incentive Plan covering a number of shares of our common stock determined by dividing $85,000 by the closing market price of our common stock on the date of grant, rounded down to the nearest whole share, as well as 5,000 stock options with an exercise price equal to the closing market price of our common stock on the date of grant. Additionally, in 2018, each non-employee director’s RSU award was increased by a number of shares of our common stock determined by dividing $21,250 by the closing market price of our common stock on the date of grant to compensate for a three-month shift in the timing of non-employee director grants to coincide with the Company’s annual meeting. These awards vest on the earlier of the first anniversary of the date of grant or the Company’s 2019 annual meeting, or, if sooner, upon a change in control of the Company.
In addition to the annual RSU and stock option awards described above, directors are eligible to receive additional equity-based awards under our equity incentive plan at the time of their election or appointment, or on a discretionary basis from time to time as determined by the Compensation Committee. In accordance with the 2013 Omnibus Equity Incentive Plan, directors are limited to stock awards with an aggregate grant date fair value of $300,000 in any calendar year, except that a director may receive stock awards with an aggregate grant date fair value of $400,000 in the calendar year in which he or she is initially appointed to the Board.

In early 2017, the Board approved a non-employee director deferred compensation program pursuant to which participating non-employee directors may make irrevocable elections on an annual basis to take fully vested restricted stock units in lieu of their cash-based non-employee director fees (including, as applicable, any annual retainer fee, committee fee and any other compensation payable with respect to their service as a member of the Board) and to defer the settlement upon the vesting of all or a portion of their equity awards granted in the applicable calendar year. In the event that a director makes such an election, the Company will grant fully vested restricted stock units in lieu of cash, with an initial value equal to the cash fees, which will be settled immediately after grant or at a future date elected by the respective non-employee director through the issuance of Maxwell common stock. This program was implemented with the intention of further aligning the interests of directors with those of shareholders by enabling non-employee directors a vehicle to increase their equity stake by receiving payment in the form of equity instead of cash. With the program fully implemented prior to the beginning of the calendar year, all non-employee directors made elections for 2018 compensation for the entirety of the calendar year.
The following table sets forth all of the compensation awarded to, earned by, or paid to each person who served as a director during fiscal year 2018, other than our chief executive officer who did not receive any compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)		Stock Awards (7) ($)	Total ($)
Richard Bergman	67,993	(1)	119,995	187,988
Steven Bilodeau	117,000	(2)	119,995	236,995
Jörg Buchheim	55,991	(3)	119,995	175,986
Burkhard Goeschel, Ph.D.	69,996	(4)	119,995	189,991
Ilya Golubovich	66,992	(5)	119,995	186,987
John Mutch	71,000	(6)	119,995	190,995
________________

(1)
Mr. Bergman is the Chairperson of the Compensation Committee and a member of the Audit Committee. Pursuant to Mr. Bergman’s election to receive payment of director’s fees in fully vested restricted stock units, $67,993 of director’s fees were settled with 19,218 shares of fully vested restricted stock units.

(2)	Mr. Bilodeau is the Chairperson of the Board and the Chairperson of the Governance and Nominating Committee. He is also a member of the Audit Committee and Compensation Committee.

(3)
Mr. Buchheim is a member of the Strategic Alliance Committee. Pursuant to Mr. Buchheim’s election to receive payment of his 2018 director’s fees in fully vested restricted stock units, $55,991 of director’s fees were settled with 15,826 shares of fully vested restricted stock units.

(4)
Dr. Goeschel is the Chairperson of the Strategic Alliance Committee and a member of the Governance and Nominating Committee. Pursuant to Dr. Goeschel’s election to receive payment of his 2018 director’s fees in fully vested restricted stock units, $69,996 of director’s fees were settled with 19,784 shares of fully vested restricted stock units.

(5)
Mr. Golubovich is a member of the Compensation Committee, Strategic Alliance Committee and Governance and Nominating Committee. Pursuant to Mr. Golubovich’s election to receive payment of his 2018 director’s fees in fully vested restricted stock units, $66,992 of director’s fees were settled with 18,935 shares of fully vested restricted stock units.

(6)	Mr. Mutch is the Chairperson of the Audit Committee and a member of the Strategic Alliance Committee.

(7)
The amounts in this column represent the grant date fair value of equity awards granted during the year ended December 31, 2018. The amounts for each director consist of 19,785 restricted stock units and 5,000 stock options granted to each of the directors on May 15, 2018 with grant date fair values of $106,245 and $13,750, respectively, per director. The assumptions used to compute the grant date fair value of the stock awards are set forth in Note 10 of this Form 10-K. As of December 31, 2018, each director held 19,785 unvested restricted stock units and 5,000 unvested stock options.

SECURITIES RESERVED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	4,101,365	(1)	$7.86	3,525,794	(3)
Equity compensation plans not approved by security holders	46,549	(4)	6.03	—
Total	4,147,914		$7.69	3,525,794
 ______________

(1)	Includes 322,571 stock options and 3,778,794 restricted stock units outstanding, at maximum.

(2)
Calculated without taking into account the 3,791,797 shares of common stock subject to outstanding RSUs, at maximum, that become issuable as those units vest, without any cash consideration or other payment required for such shares.

(3)	Includes 458,065 shares available for future issuance under the 2004 Employee Stock Purchase Plan and 3,067,729 shares available for future issuance under the 2013 Omnibus Equity Incentive Plan.

(4)
Includes 33,546 stock options and 13,003 restricted stock units granted to Mr. Lyle as a material inducement for commencement of employment with Maxwell. The terms and conditions of such awards are substantially similar to those for stock options and restricted stock units granted under the 2013 Omnibus Equity Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) each person (or group of affiliated persons) known by the Company to beneficially own more than five percent of the outstanding shares of common stock; (ii) each director of the Company; (iii) each of the named executive officers, which includes our Chief Executive Officer, our Chief Financial Officer and our Vice President of Operations; and (iv) all current directors and executive officers of the Company as a group. Information for the officers and directors is as of February 8, 2019. The address for each individual is 3888 Calle Fortunada, San Diego, California 92123.

	Beneficial Ownership
Name and Address of 5% or Greater Beneficial Ownership	Number of Shares (1)		Percentage of Total (2)
BlackRock Inc.	2,448,336	(3)	5.32%
55 East 52nd Street, New York, NY 10055
	Beneficial Ownership
Beneficial Ownership of Directors and Officers	Number of Shares (1)		Percentage of Total (2)
Franz Fink	1,201,045	(4)	2.60%
David Lyle	249,101	(5)	*
Everett Wiggins	27,852	(6)	*
Rick Bergman	77,918	(7)	*
Steven Bilodeau	51,990	(8)	*
Jörg Buchheim	539,870	(9)	1.17%
Burkhard Goeschel, Ph.D.	209,150	(10)	*
Ilya Golubovich	1,496,891	(11)	3.25%
John Mutch	20,370	(12)	—
All current directors and executive officers as a group (10 persons)	3,897,048	(13)	8.41%
_______________

*	Less than one percent.

(1)
Information with respect to beneficial ownership is based on information furnished to the Company by each stockholder included in the table or filings with the SEC. The Company understands that, except as footnoted, each person in the table has sole voting and investment power for shares beneficially owned by such person, subject to community property laws where applicable.

(2)
Shares of common stock subject to options that are currently exercisable or exercisable within 60 days and restricted stock units settling within 60 days of February 8, 2019 are deemed outstanding for computing the percentage of the person holding such options or awards but are not deemed outstanding for computing the percentage of any other person. Percentage of ownership is based on 46,008,549 shares of common stock outstanding on February 8, 2019.

(3)	Information regarding this beneficial owner has been obtained solely from a review of the Schedule 13G/A filed with the SEC by BlackRock Inc. on February 6, 2019.

(4)
Consists of (a) 1,047,713 shares of common stock held directly; (b) options to purchase 98,167 shares of common stock currently exercisable or exercisable within 60 days of February 8, 2019; and (c) 55,165 restricted stock units settling within 60 days of February 8, 2019.

(5)
Consists of (a) 166,441 shares of common stock held directly; (b) options to purchase 25,160 shares of common stock currently exercisable; and (c) 57,500 restricted stock units settling within 60 days of February 8, 2019, which include 40,000 performance-based restricted stock units expected to settle but not yet certified by the Company’s compensation committee.

(6)
Consists of (a) options to purchase 14,136 shares of common stock currently exercisable or exercisable within 60 days of February 8, 2019; and (b) 13,716 restricted stock units settling within 60 days of February 8, 2019.

(7)
Consists of (a) 27,995 shares of common stock held directly; (b) options to purchase 5,000 shares of common stock currently exercisable; and (c) 44,923 vested restricted stock units with deferred settlement.

(8)
Consists of (a) 16,569 shares of common stock held directly; (b) options to purchase 5,000 shares of common stock currently exercisable; and (c) 30,421 vested restricted stock units with deferred settlement.

(9)	Consists of (a) 534,870 shares of common stock held directly; and (b) options to purchase 5,000 shares of common stock currently exercisable.

(10)	Consists of (a) 204,150 shares of common stock held directly; and (b) options to purchase 5,000 shares of common stock currently exercisable.

(11)
Consists of (a) 61,500 shares of common stock held directly; (b) 1,390,204 shares of common stock held directly by I2BF Energy Limited, a wholly-owned subsidiary of I2BF Venture Partners, Ltd. of which Mr. Golubovich is a director and exercises investment and dispositive control; (c) options to purchase 5,000 shares of common stock currently exercisable; and (d) 40,187 vested restricted stock units with deferred settlement. Arbat Capital Group Limited (“Arbat”) holds 1,947,302 shares of common stock. Mr. Golubovich is also a director of Arbat and a beneficiary of Global Vision Investments Foundation, which owns approximately 90% of the ownership interest in Arbat. Mr. Golubovich disclaims beneficial ownership of the common stock held by Arbat except to the extent of his pecuniary interest therein and such shares are excluded from the calculation of shares held by Mr. Golubovich in the table above.

(12)	Consists of (a)15,370 shares of common stock held directly; and (b) options to purchase 5,000 shares of common stock currently exercisable.

(13)
Includes (a) 2,086,282 shares of common stock held directly; (b) options to purchase 172,213 shares of common stock which are currently exercisable or are exercisable within 60 days of February 8, 2019; (c) 132,818 restricted stock units settling within 60 days of February 8, 2019; and (c) 115,531 vested restricted stock units with deferred settlement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
In accordance with the Charter of the Audit Committee as approved by the Board of Directors of Maxwell, the Audit Committee shall act on behalf of the Board and review and approve all related party transactions (as defined in Section 404 of Regulation S-K) involving the Company. As part of the acquisition of the core business and operating entities of Nesscap Energy, Inc. in May 2017, Titan Power Solution LLS (“Titan”) became a customer of the Company through our subsidiary Nesscap Korea. In May 2018, I2BF Global Ventures (“I2BF), of which Ilya Golubovich is a founding partner and current director, obtained a controlling interest in Titan. Mr. Golubovich is a member of our Board of Directors and I2BF is a beneficial owner of approximately 3.25% of our common stock as of February 8, 2019. During the fiscal year 2018, we received payments in the aggregate amount of approximately $397,000 from Titan related to the purchase of ultracapacitor products of Maxwell, of which payments in the aggregate amount of $282,000 were received by us after I2BF became a controlling owner of Titan in May 2018. The transaction between Titan and Maxwell is an arms-length transaction and was approved and ratified by our Audit Committee.
Since the beginning of the Company’s last fiscal year, no other related party transactions were approved by the Audit Committee. Other than the compensation arrangements described herein, in the above “Executive Compensation” section and standard indemnification agreements with our directors and officers, there were no related party transactions in which any director, executive officer or a greater than 5% owner of the Company’s stock, or immediate family member of any of them, had or will have a direct or indirect material interest in the Company.

Item 14.	Principal Accounting Fees and Services
The following table presents fees for professional services rendered by BDO USA, LLP and the member firms of BDO, (collectively, BDO), for 2018 and 2017 (in thousands):

	2018	2017
Audit fees	$919	$1,031
Audit-related fees	16	10
Tax fees	—	—
All other fees	—	—
Total	$935	$1,041
Audit Fees. Audit fees include fees and related expenses for professional services rendered by our independent accountant for the annual audit of our financial statements and of our internal control over financial reporting, the quarterly review of our financial statements, review of other documents filed with the SEC and audits of certain subsidiaries and business for statutory and regulatory purposes.
Audit-Related Fees. Audit-related fees are fees for assurance and related services performed by BDO that are reasonably related to the performance of the audit or review of our consolidated financial statements. These fees consist primarily of fees for the audit of employee benefit plans.
Tax Fees. We did not engage BDO for professional services in connection with tax advice or tax planning during the fiscal years ended December 31, 2018 and 2017.
All Other Fees. We did not engage BDO for any other professional services for the fiscal years ended December 31, 2018 and 2017.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee pre-approves all audit and permissible non-audit services prior to commencement of services. During fiscal year 2018, all services rendered by BDO were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Financial Statements. The consolidated financial statements required by this item are submitted in a separate section beginning on page 55 of this Annual Report on Form 10-K.

2.
Financial Statement Schedules. The financial statement schedule entitled “Valuation and Qualifying Accounts” required by this item is submitted in a separate section beginning on page 93 of this Annual Report on Form 10-K.

3.	Exhibits.

Exhibit Number	Exhibit Title	Filed Herewith	Form	File No.	Date Filed
2.1†**	Share Purchase Agreement, dated December 19, 2018, by and between Maxwell Technologies, Inc. and RN C Holding SA.		8-K	001-15477	12/19/18
2.2**	Agreement and Plan of Merger, dated February 3, 2019, by and between Maxwell Technologies, Inc., Tesla, Inc. and Cambria Acquisition Corp.		8-K	001-15477	02/04/19
3.1	Composite Certificate of Incorporation of Registrant.		10-K	001-15477	02/16/18
3.2	Amended and Restated Bylaws of Registrant.		8-K	001-15477	01/05/16
4.1	Indenture dated as of September 25, 2017 between the Company and the Trustee.		8-K	001-15477	09/26/17
4.2	Form of 5.50% Convertible Senior Note due 2022 (included in Exhibit 4.1).		8-K	001-15477	09/26/17
10.1*	Indemnity Agreement for Directors of Registrant dated December 2003.		10-K	001-15477	03/30/04
10.2*	Registrant’s 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010.		8-K	001-15477	05/10/10
10.3*	Form of Restricted Stock Unit Award Agreement under the 2005 Omnibus Equity Incentive Plan.		10-Q	001-15477	08/10/09
10.4*	Form of Restricted Stock Agreement for Service-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010.		10-K	001-15477	03/10/11
10.5*	Form of Restricted Stock Agreement for Performance-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010.		10-K	001-15477	03/10/11
10.6*	Amended and Restated 2004 Employee Stock Purchase Plan of Registrant.		DEF14A	001-15477	06/02/17
10.7*	Registrant’s 2013 Omnibus Equity Incentive Plan.		DEF14A	001-15477	06/02/17
10.8*	Form of Option Agreement under the 2013 Omnibus Incentive Plan.		8-K	001-15477	03/17/15
10.9*	Form of Restricted Stock Unit Agreement under the 2013 Omnibus Equity Incentive Plan.		8-K/A	001-15477	03/23/15
10.10*	Form of Performance Restricted Stock Unit Agreement under the 2013 Omnibus Equity Incentive Plan.		8-K	001-15477	03/17/15
10.11*	Form of Market Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan.		8-K	001-15477	01/19/16
10.12*	Maxwell Technologies, Inc. Incentive Bonus Plan.		8-K	001-15477	01/19/16
10.13*	Maxwell Technologies, Inc. Severance and Change in Control Plan.		8-K	001-15477	01/19/16
10.14*	Employment Agreement between the Registrant and David Lyle, dated May 8, 2015.		8-K	001-15477	05/11/15
10.15*	Amendment to Employment Agreement between the Registrant and David Lyle, dated January 15, 2016.		8-K	001-15477	01/19/16
10.16*	Employment Agreement between the Registrant and Franz Fink, dated April 25, 2014.		8-K	001-15477	05/01/14
10.17*	Amendment to Employment Agreement between the Registrant and Franz Fink, dated January 15, 2016.		8-K	001-15477	01/19/16

Exhibit Number	Exhibit Title	Filed Herewith	Form	File No.	Date Filed
10.18	Loan and Security Agreement between the Registrant and East West Bank, dated July 3, 2015.		8-K	001-15477	07/07/15
10.19	Amendment No. 1 to Loan and Security Agreement between the Registrant and East West Bank, dated April 12, 2016.		8-K	001-15477	04/12/16
10.20	Amendment No. 2 to Loan and Security Agreement between the Registrant and East West Bank, dated July 27, 2016.		10-Q	001-15477	08/03/16
10.21	Amendment No. 3 to Loan and Security Agreement between the Registrant and East West Bank, dated October 31, 2016.		10-Q	001-15477	11/02/16
10.22†	Localization Agreement, dated January 25, 2017, by and between the Company and CRRC Qingdao Sifang Rolling Stock Research Institute Co., Ltd.		10-K	001-15477	03/01/17
10.23	Amendment No. 4 to Loan and Security Agreement between the Registrant and East West Bank, dated March 1, 2017.		10-K	001-15477	03/01/17
10.24	Arrangement Agreement, dated February 28, 2017, between Maxwell Technologies, Inc. and Nesscap Energy, Inc.		8-K	001-15477	02/28/17
10.25	Form of Voting Agreement, dated February 28, 2017, among Maxwell Technologies, Inc., Nesscap Energy, Inc. and each of the shareholders a party thereto.		8-K	001-15477	02/28/17
10.26	Principal Shareholder Agreement, dated February 28, 2017, among Maxwell Technologies, Inc. and I2BF Energy, Limited and Arbat Capital Group Ltd.		8-K	001-15477	02/28/17
10.27	Amending Agreement to the Arrangement Agreement, dated March 21, 2017, between Maxwell Technologies, Inc. and Nesscap Energy, Inc.		10-Q	001-15477	05/10/17
10.28	Form of Non-Employee Director Restricted Stock Unit Deferral Election		10-Q	001-15477	05/10/17
10.29	Form of Non-Employee Director Fee Election		10-Q	001-15477	05/10/17
10.30	Amendment No. 5 to Loan and Security Agreement, dated September 20, 2017, by and among the Company and East West Bank		8-K	001-15477	09/21/17
10.31	Purchase Agreement, dated September 20, 2017, by and between the Company and Barclays Capital, Inc.		8-K	001-15477	09/26/17
10.32
Tender and Support Agreement, dated as of February 3, 2019, by and among Tesla, Inc., Cambria Acquisition Corp. and directors and certain officers of Maxwell Technologies, Inc. and I2BF Energy, Limited.
			8-K	001-15477	2/4/2019
10.33	Second Amendment to Amended and Restated Loan and Security Agreement, dated February 14, 2019, by and between Maxwell Technologies, Inc. and East West Bank	X
21.1	List of Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Presentation Linkbase	X
_________

*	Management contract or compensatory plan or arrangement of the company required to be filed as an exhibit.

**
Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. Maxwell agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request

†
This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(b)	See the exhibits required by this item under Item 15(a)(3) above.

(c)	See the financial statement schedule required by this item under Item 15(a)(2) above.
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February 2019.

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

Signature	Title	Date

/s/ FRANZ FINK	President, Chief Executive Officer and Director	February 14, 2019
Franz Fink	(Principal Executive Officer)

/s/ DAVID LYLE	Senior Vice President, Chief Financial Officer and Treasurer	February 14, 2019
David Lyle
(Principal Financial and Accounting Officer)

/s/ RICK BERGMAN	Director	February 14, 2019
Rick Bergman

/s/ STEVEN BILODEAU	Chairperson of the Board	February 14, 2019
Steven Bilodeau

/s/ JÖRG BUCHHEIM	Director	February 14, 2019
Jörg Buchheim

/s/ BURKHARD GOESCHEL	Director	February 14, 2019
Burkhard Goeschel

/s/ ILYA GOLUBOVICH	Director	February 14, 2019
Ilya Golubovich

/s/ JOHN MUTCH	Director	February 14, 2019
John Mutch