Form 10-Q
period 2019-03-31
MAXWELL TECHNOLOGIES INC
filed 2019-05-01
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-15477

MAXWELL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2390133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3888 Calle Fortunada, San Diego, California	92123
(Address of principal executive offices)	(Zip Code)
(858) 503-3200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MXWL	NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of April 26, 2019 is 46,580,808 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2019

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2019, and the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three months ended March 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
The following condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
In addition, operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2019.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$48,128	$58,028
Trade and other accounts receivable, net of allowance for doubtful accounts of $12 and $0 as of March 31, 2019 and December 31, 2018, respectively	18,153	19,966
Inventories	36,886	33,645
Prepaid expenses and other current assets	2,575	2,817
Total current assets	105,742	114,456
Property and equipment, net	23,344	24,377
Operating lease right-of-use assets	8,683	—
Intangible assets, net	9,497	10,004
Goodwill	13,944	14,189
Other non-current assets	669	705
Total assets	$161,879	$163,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,645	$16,513
Accrued employee compensation	5,527	7,146
Deferred revenue and other current liabilities	4,580	4,279
Operating lease liabilities, short-term	2,178	—
Short-term borrowings and current portion of long-term debt	366	438
Total current liabilities	33,296	28,376
Deferred tax liability, long-term	50	53
Long-term debt, excluding current portion	38,305	37,969
Defined benefit plan liability	4,530	4,489
Operating lease liabilities, long-term	8,898	—
Other long-term liabilities	863	2,253
Total liabilities	85,942	73,140
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized at March 31, 2019 and December 31 2018; 46,501,538 and 45,996,186 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	4,647	4,597
Additional paid-in capital	373,170	369,793
Accumulated deficit	(301,123)	(283,503)
Accumulated other comprehensive income	(757)	(296)
Total stockholders’ equity	75,937	90,591
Total liabilities and stockholders’ equity	$161,879	$163,731

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$15,438	$23,002
Cost of revenue	16,966	19,684
Gross profit (loss)	(1,528)	3,318
Operating expenses:
Selling, general and administrative	9,700	7,783
Research and development	5,165	4,908
Restructuring and exit costs	—	(57)
Total operating expenses	14,865	12,634
Loss from operations	(16,393)	(9,316)
Interest expense	1,140	1,063
Other components of defined benefit plans, net	26	29
Other income	(137)	(71)
Foreign currency exchange loss, net	184	51
Loss from continuing operations before income taxes	(17,606)	(10,388)
Income tax provision	14	126
Loss from continuing operations	(17,620)	(10,514)
Income from discontinued operations, net of income taxes	—	1,309
Net loss	$(17,620)	$(9,205)

Net income (loss) per share - basic and diluted:
Continuing operations	$(0.38)	$(0.28)
Discontinued operations	—	0.03
Net income (loss) per share - basic and diluted	$(0.38)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	46,220	37,522

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(17,620)	$(9,205)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(461)	1,437
Defined benefit plans, net of tax:
Amortization of prior service cost, net of tax provision of $5 for the three months ended March 31, 2018	—	19
Other comprehensive income (loss), net of tax	(461)	1,456
Comprehensive loss	$(18,081)	$(7,749)

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2018	45,996	4,597	369,793	(283,503)	(296)	90,591
Share-based compensation	294	29	1,642	—	—	1,671
Issuance of common stock for bonuses and director fees	211	21	1,735	—	—	1,756
Net loss	—	—	—	(17,620)	—	(17,620)
Foreign currency translation adjustments	—	—	—	—	(461)	(461)
Balance at March 31, 2019	46,501	$4,647	$373,170	$(301,123)	$(757)	$75,937

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2017	37,200	3,717	337,541	(247,233)	12,076	106,101
Share-based compensation	280	28	1,224	—	—	1,252
Issuance of common stock for bonuses and director fees	520	52	3,132	—	—	3,184
Cumulative effect of accounting standards adoption	—	—	—	278		278
Net loss	—	—	—	(9,205)	—	(9,205)
Foreign currency translation adjustments	—	—	—	—	1,437	1,437
Pension and defined benefit plan liability adjustment, net of tax provision of $5	—	—	—	—	19	19
Balance at March 31, 2018	38,000	$3,797	$341,897	$(256,160)	$13,532	$103,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(17,620)	$(9,205)
Less: Income from discontinued operations, net of income taxes	—	(1,309)
Loss from continuing operations	(17,620)	(10,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,768	1,635
Amortization of intangible assets	302	316
Amortization of right-of-use lease assets	382	—
Non-cash interest expense	495	439
Defined benefit plan cost	181	184
Stock-based compensation expense	2,091	2,374
Gain on sale of property and equipment	—	(4)
Provision for (recovery of) losses on accounts receivable	12	(10)
Provision for losses on inventory	551	472
Provision for warranties	110	64
Changes in operating assets and liabilities:
Trade and other accounts receivable	1,749	(2,843)
Inventories	(3,867)	(4,338)
Prepaid expenses and other assets	237	(60)
Accounts payable and accrued liabilities	5,150	1,041
Deferred revenue and other current liabilities	315	78
Accrued employee compensation	(251)	(643)
Operating lease liabilities	(549)	—
Deferred tax liability	32	46
Defined benefit plan and other long-term liabilities	(121)	(359)
Net cash used in operating activities - continuing operations	(9,033)	(12,122)
Net cash provided by operating activities - discontinued operations	—	911
Total net cash used in operating activities	(9,033)	(11,211)

INVESTING ACTIVITIES:
Purchases of property and equipment	(702)	(2,599)
Proceeds from sale of property and equipment	—	8
Net cash used in investing activities - continuing operations	(702)	(2,591)
Net cash used in investing activities - discontinued operations	—	(1,319)
Total net cash used in investing activities	(702)	(3,910)

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
FINANCING ACTIVITIES:
Payments related to finance lease	(232)	—
Line of credit borrowings	—	5,000
Net cash provided by (used in) financing activities - continuing operations	(232)	5,000
Net cash used in financing activities - discontinued operations	—	(8)
Total net cash provided by (used in) financing activities	(232)	4,992

Effect of exchange rate changes on cash and cash equivalents	67	110
Decrease in cash and cash equivalents	(9,900)	(10,019)

Cash and cash equivalents, beginning of period - continuing operations	58,028	46,192
Cash and cash equivalents, beginning of period - discontinued operations	—	3,930
Cash and cash equivalents, end of period	48,128	40,103
Cash and cash equivalents, end of period - discontinued operations	—	3,766
Cash and cash equivalents, end of period - continuing operations	$48,128	$36,337

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context otherwise requires, all references to “Maxwell,” the “Company,” “we,” “us,” and “our,” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to the Company’s former Swiss subsidiary, Maxwell Technologies, SA; all references to “Maxwell Korea” refer to the Company’s Korean subsidiary, Maxwell Technologies Korea Co., Ltd.
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
The Company develops, manufactures and markets energy storage and power delivery products for transportation, grid energy storage, industrial and other applications. The Company’s ultracapacitor products are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. The Company’s ultracapacitor cells, multi-cell packs, modules and subsystems provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including automotive, grid energy storage, wind, bus, industrial and truck. The Company’s lithium-ion capacitors are energy storage devices with the power characteristics of an ultracapacitor combined with the enhanced energy storage capacity approaching that of a battery and are uniquely designed to address a variety of applications in the rail, grid, and industrial markets where energy density and weight are differentiating factors. In April 2017, the Company acquired substantially all of the assets and business of Nesscap Energy, Inc. (“Nesscap”), a developer and manufacturer of ultracapacitor products for use in transportation, renewable energy, industrial and consumer markets. The acquisition included the acquisition of Maxwell Korea, our wholly-owned Korean subsidiary, and added complementary businesses to the Company’s operations and expanded the Company’s portfolio of ultracapacitor products.
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
In December 2018, the Company sold its Swiss subsidiary, which included its high voltage capacitor product line. The high voltage capacitor products, sold under the trade name CONDIS®, included grading and coupling capacitors, electric voltage transformers and metering products that are used to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy. The results of the high voltage product line are included in discontinued operations.
On February 3, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tesla, Inc., a Delaware corporation (“Tesla”) and Cambria Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Tesla (“Merger Sub”), which contemplates the acquisition of the Company by Tesla, through Merger Sub. See Note 15 for further information.

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
During the fourth quarter of 2018, the Company sold its high voltage capacitor product line. The divestiture of the high voltage product line met the definition of a strategic shift that has a significant effect on the Company’s operations and financial results; therefore, the results of operations for the high voltage product line have been presented as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations for all periods presented. Unless otherwise noted, discussion within these notes to the condensed consolidated financial statements relates to continuing operations. Refer to Note 9 for additional information on discontinued operations.
Reclassifications
The divestiture of the high voltage product line during the fourth quarter of 2018 met the definition of a strategic shift that has a significant effect on the Company’s operations and financial results; therefore, the results of operations for the high voltage product line have been reclassified as discontinued operations for the three months ended March 31, 2018.
Interest income of $71,000 for the three months ended March 31, 2018 which was previously included in “interest expense, net” has been reclassified to “other income” in the consolidated statement of operations, to conform to the current period presentation.
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
Warranty Obligation
The Company provides warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of March 31, 2019 and December 31, 2018, the accrued warranty liability included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets was $1.0 million and $0.9 million, respectively.
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

As of March 31, 2019, the Company had approximately $48.1 million in cash and cash equivalents, and working capital of $72.4 million. In addition, the Company has a revolving line of credit with East West Bank (the “Revolving Line of Credit”), under which no borrowings were outstanding as of March 31, 2019. As of March 31, 2019, the amount available under the Revolving Line of Credit was $5.8 million. This facility is scheduled to expire in May 2021. Management believes the available cash balance will be sufficient to fund operations, obligations as they become due, and capital investments for at least the next twelve months.
Net Income or Loss per Share
In accordance with the Earnings Per Share Topic of the FASB ASC, basic net income or loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the impact of additional common shares that would have been outstanding if potentially dilutive common shares were issued. Potentially dilutive securities are not considered in the calculation of diluted net income (loss) per share, as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Loss from continuing operations, net of income taxes	$(17,620)	$(10,514)
Income from discontinued operations, net of income taxes	—	1,309
Net loss	$(17,620)	$(9,205)
Denominator:
Weighted-average common shares outstanding - basic and diluted	46,220	37,522
Net income (loss) per share - basic and diluted:
Continuing operations	$(0.38)	$(0.28)
Discontinued operations	—	0.03
Net loss per share - basic and diluted	$(0.38)	$(0.25)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Outstanding options to purchase common stock	331	328
Unvested restricted stock awards	—	14
Unvested restricted stock unit awards	2,431	3,261
Employee stock purchase plan awards	103	41
Bonus and director fees to be paid in stock awards	146	109
Convertible senior notes	7,245	7,245
	10,256	10,998
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
Related Party Transactions
As part of the Nesscap Acquisition, Titan Power Solution LLS (“Titan”) became a customer of the Company. In May 2018, I2BF Global Ventures (“I2BF), of which a member of our board of directors is a founding partner and current director, obtained a controlling interest in Titan. During the three months ended March 31, 2019, we recorded revenue of approximately $59,000 from sales to Titan related to the purchase of the Company’s products. As of March 31, 2019, accounts receivable related to Titan of $59,000 was outstanding.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company adopted the new accounting standard using the modified retrospective transition option effective January 1, 2019. In connection with the adoption of this standard, on January 1, 2019, the Company recorded $9.1 million of right-of-use assets and $11.6 million of lease liabilities on its consolidated balance sheet for the recognition of operating leases as right-of-use assets and lease liabilities. The adoption of this standard did not have a material impact on the Company’s consolidated statements of operations. See further information in Note 4.
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
There have been no other recent accounting standards, or changes in accounting standards, during the three months ended March 31, 2019, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to the Company.
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

For product sales, each purchase order, along with any existing governing customer agreements where applicable, represents a contract with a customer and each product sold to a customer typically represents a distinct performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s product sales are subject to ExWorks delivery terms (as defined in Incoterms 2010) and revenue is recorded at the point in time when products are picked up by the customer's freight forwarder, as the Company has determined that this is the point in time that control transfers to the customer. Certain customers have shipping terms where control does not transfer until the product is delivered to the customer’s location. For these transactions, revenue is recognized at the time that the product is delivered to the customer’s location.
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
A portion of the Company’s revenue is derived from sales to distributors which represented approximately 13% and 10% of revenue for the three months ended March 31, 2019 and 2018, respectively.
The Company also derives some revenue from non-product sales. When the Company’s contracts with customers require specialized services or other deliverables that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the non-distinct obligations are accounted for as a single performance obligation. For performance obligations that the Company satisfies over time, which represented 2% and 6% of revenue for the three months ended March 31, 2019 and 2018, respectively, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company uses the input method to recognize revenue on the basis of the Company’s efforts or inputs to the satisfaction of a performance obligation relative to the total inputs expected to satisfy that performance obligation. The Company uses the actual costs incurred relative to the total estimated costs to determine its progress towards contract completion.
The following tables disaggregate the Company’s revenue by shipment destination:

	Three Months Ended March 31,
Region:	2019	2018
Americas	$2,879	$4,744
Asia Pacific	6,860	8,026
Europe	5,699	10,232
Total	$15,438	$23,002

The Company does not have material contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of March 31, 2019 and December 31, 2018, the Company’s contract liabilities primarily relate to cash received under a licensing and services agreement, amounts received in advance from a customer in connection with a specialized services contract for which revenue is recognized over time, and customer advances. Changes in the Company’s contract liabilities, which are included in “deferred revenue and other current liabilities” in the Company’s condensed consolidated balance sheets, are as follows:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$3,479	$5,234
Impact of adoption of ASC 606	—	(518)
Increases due to cash received from customers	908	1,267
Decreases due to recognition of revenue	(489)	(1,461)
Other changes	(265)	(4)
Ending balance of contract liabilities	$3,633	$4,518
The Company has two uncompleted, non-product sale contracts with original durations of greater than one year. The transaction price allocated to performance obligations unsatisfied at March 31, 2019 in connection with these contracts is $3.8 million. Of this amount, $0.5 million relates to a specialized services contract which is recognized over time and is expected to be completed within one year. The other $3.3 million relates to a licensing and services contract, for which the estimate of the transaction price allocated to unsatisfied performance obligations was adjusted in the third quarter of 2018; the adjustment did not have a material impact on our financial statements as it primarily pertained to unsatisfied performance obligations. Revenue related to the licensing and services contract is expected to be recognized at a point in time when certain conditions are met which are dependent on the customer, and therefore the timing of recognition cannot currently be estimated. The licensing and services arrangement also provides for royalties for product sales that use the licensed intellectual property, which will be recognized at the time the related sales occur.
Note 3 – Balance Sheet Details (in thousands)
Inventories

	March 31, 2019	December 31, 2018
Raw materials and purchased parts	$10,995	$11,267
Work-in-process	766	492
Finished goods	17,552	12,961
Consigned inventory	7,573	8,925
Total inventories	$36,886	$33,645
Warranty
Activity in the warranty reserve, which is included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets, is as follows:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$944	$1,315
Product warranties issued	167	123
Settlement of warranties	(56)	(221)
Changes related to preexisting warranties	(57)	(60)
Ending balance	$998	$1,157

Accumulated Other Comprehensive Income (Loss)

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2018	$394	$(690)	$(296)
Other comprehensive income before reclassification	(461)	—	(461)
Amounts reclassified from accumulated other comprehensive income	—	—	—	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the three months ended March 31, 2019	(461)	—	(461)
Balance as of March 31, 2019	$(67)	$(690)	$(757)
Note 4 – Leases
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). The Company adopted ASC 842 on January 1, 2019, using the effective date transition method, under which the cumulative-effect adjustment was recorded to the opening balance sheet as of the effective date and prior periods were not restated. Upon adoption, the Company recorded leases with a duration of greater than 1 year on the balance sheet as right-of-use assets and lease liabilities. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification is based on criteria that are largely similar to those applied in previous lease accounting, but without explicit bright lines. The Company has made certain assumptions and judgments when applying ASC 842, as follows:

•	The Company elected the package of practical expedients available for transition which allows it to not reassess:

◦	Whether expired or existing contracts contain leases

◦	Lease classification for expired or existing leases; and

◦	Previously capitalized initial direct costs

•	For all asset classes, the Company elected to not recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less; and

•	For all asset classes, the Company elected not to separate non-lease components from lease components to which they relate.
The Company’s leases primarily consist of operating leases for real estate. Additionally, the Company has various, less significant leases for equipment and automobiles. The Company’s current leases have terms of up to approximately 8 years, and generally include one or more options to renew. These renewal terms can extend the lease term from 1 to 5 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option.
The Company’s operating leases assets, which represent the Company’s right to use the underlying asset for the lease term, and operating lease liabilities, which represent the Company’s obligation to make lease payments, are included in the Company's March 31, 2019 condensed consolidated balance sheet. On January 1, 2019, the Company recognized right-of-use assets and lease liabilities based on the present value of the lease payments for the remaining lease term of the Company's existing leases; the Company recorded right-of-use assets of approximately $9.1 million and operating lease liabilities of $11.6 million. No new right-of-use assets were obtained during the three months ended March 31, 2019.
The Company has entered into various short-term operating leases, primarily for corporate housing, office equipment and small office space, with an initial term of twelve months or less. These leases are not recorded on the Company's balance sheet and the related lease expense for these short-term leases is not material.
The Company’s applies a discount rate to the minimum lease payments within each lease agreement to determine the value of right-of-use assets and lease liabilities. Unless the rate implicit in each lease is determinable, ASC 842 requires the use of the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term for a similar amount to the lease payments in a similar economic environment. The Company noted that the implicit rate in each lease was not determinable and calculated its incremental borrowing rate primarily based on the Company’s existing secured line of credit rate, adjusted for varying lease terms.

In 2018, in connection with a contract manufacturer transition, the Company’s agreement with the contract manufacturer included a provision that met the lease definition criteria in reference to manufacturing equipment located at the contract manufacturer’s facility. Some of the terms of the equipment agreement have not yet been finalized; however, the Company anticipates that it will make even quarterly payments over 3 years, after which time title to the equipment will transfer to the Company. As of December 31, 2018, the arrangement was recorded as a capital lease. In connection with the adoption of ASC 842, as of March 31, 2019, the arrangement is now considered a finance lease; however, there were no changes to the accounting for this arrangement. The finance lease asset related to this arrangement is included in “property and equipment, net” in the Company’s condensed consolidated balance sheet. The finance lease liability related to this arrangement is recorded in “short-term borrowings and current portion of long-term debt” and “long-term debt, excluding current portion” in the Company’s condensed, consolidated balance sheet.
Information related to the Company’s leases for the three months ended March 31, 2019 follows (in thousands):

Three Months Ended March 31,
2019
Operating lease cost	$382
Finance lease cost	159
Interest on finance lease	21

Operating cash flows from operating leases	723
Operating cash flows from finance lease	21
Financing cash flows from finance lease	232
Information related to the Company’s leases as of March 31, 2019 follows (in thousands):

As of March 31,
2019
Operating lease right-of-use assets	$8,683
Operating lease liability, short-term	2,178
Operating lease liability, long-term	8,898
Weighted-average remaining lease term - operating leases	5.7 years
Weighted-average discount rate - operating leases	6.1%

Finance lease right-of use asset	$1,532
Finance lease liability, short-term	366
Finance lease liability, long-term	931
Weighted-average remaining lease term - finance lease	2.5 years
Weighted-average discount rate - finance lease	5.0%
As of March 31, 2019, right-of-use assets of $8.7 million were recorded net of tenant improvement allowances of $0.9 million and a lease asset impairment of $0.4 million.

Future annual minimum lease payments and finance lease commitments as of March 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Lease
2019 (excluding the three months ended March 31, 2019)	$2,122	$257
2020	2,705	687
2021	2,173	451
2022	2,202	—
2023	1,218	—
2024 and thereafter	2,814	—
Total minimum lease payments	13,234	1,395
Less imputed interest	(2,158)	(98)
Lease liability	$11,076	$1,297
Note 5 – Goodwill and Intangible Assets
The change in the carrying amount of goodwill from December 31, 2018 to March 31, 2019 was as follows (in thousands):

Balance as of December 31, 2018	$14,189
Foreign currency translation adjustments	(245)
Balance as of March 31, 2019	$13,944
The composition of intangible assets subject to amortization was as follows (in thousands):

	As of March 31, 2019
	Useful Life (in years)	Gross Initial Carrying Value	Cumulative Foreign Currency Translation Adjustment	Accumulated Amortization	Net Carrying Value
Customer relationships - institutional	14	$3,200	$(3)	$(449)	$2,748
Customer relationships - non-institutional	10	4,400	(3)	(873)	3,524
Trademarks and trade names	10	1,500	(1)	(297)	1,202
Developed technology	8	2,700	(2)	(675)	2,023
Total intangible assets		$11,800	$(9)	$(2,294)	$9,497

	As of December 31, 2018
	Useful Life (in years)	Gross Initial Carrying Value	Cumulative Foreign Currency Translation Adjustment	Accumulated Amortization	Net Carrying Value
Customer relationships - institutional	14	$3,200	$57	$(390)	$2,867
Customer relationships - non-institutional	10	4,400	74	(759)	3,715
Trademarks and trade names	10	1,500	25	(259)	1,266
Developed technology	8	2,700	43	(587)	2,156
Total intangible assets		$11,800	$199	$(1,995)	$10,004
The useful life of intangible assets reflects the period the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized over the useful lives of the assets utilizing the straight-line method, which is materially consistent with the pattern in which the expected benefits will be consumed, calculated using undiscounted cash flows.
For each of the three months ended March 31, 2019 and 2018, amortization expense of $93,000 was recorded to “cost of revenue” and $0.2 million was recorded to “selling, general and administrative.” Estimated amortization expense for the remainder of 2019 is $0.9 million. Estimated amortization expense for the years 2020 through 2023 is $1.2 million each year. The expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.

Note 6 – Restructuring and Exit Costs
2017 September Restructuring Plan
In September 2017, the Company initiated a restructuring plan to optimize headcount in connection with the acquisition and integration of the assets and business of Nesscap, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were $1.1 million, and were primarily incurred in the third quarter of 2017. Total net charges for the three months ended March 31, 2018 for this restructuring plan were $(57,000), which represented restructuring charges of $45,000 adjusted for reversals of expense of $102,000; the plan was completed in the third quarter of 2018.
The charges related to the September 2017 restructuring plan consisted of employee severance costs which were paid in cash. The charges were recorded within “restructuring and exit costs” in the condensed consolidated statements of operations.
The following table summarizes the changes in the liabilities for the September 2017 restructuring plan, which were recorded in “accrued employee compensation” in the Company’s condensed consolidated balance sheet (in thousands):

September 2017 Plan
Restructuring liability as of December 31, 2016	$—
Costs incurred	1,275
Amounts paid	(431)
Accruals released	(27)
Restructuring liability as of December 31, 2017	817
Costs incurred	45
Amounts paid	(423)
Accruals released	(102)
Restructuring liability as of March 31, 2018	$337
2015 Restructuring Plan Lease Impairment
In 2015 and 2016, the Company completed a restructuring plan that consolidated U.S. manufacturing operations and disposed of the Company’s microelectronics product line. In connection with this plan, in June 2015, the Company ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the business forecast. The Company had recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. As of December 31, 2018, lease obligation liabilities related to this leased space of $0.5 million were included in “accounts payable and accrued liabilities” and “other long term liabilities” in the condensed consolidated balance sheets. In connection with the adoption of ASC 842, the lease obligation liability was reclassified on January 1, 2019, and as of March 31, 2019, $0.4 million of lease impairment represented a reduction of the Company’s operating lease right-of-use asset in the Company’s condensed consolidated balance sheet.
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

The Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rate is 157.5101 shares of the Company’s common stock per $1,000 principal amount of Notes, representing an initial effective conversion price of $6.35 per share of common stock and premiums of 27% and 29% to the Company’s $5.00 and $4.94 stock prices at the September 25, 2017 and October 11, 2017 dates of issuance, respectively. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the Notes, dated September 25, 2017 between the Company and Wilmington Trust, National Association, as trustee (the “Indenture”), but will not be adjusted for accrued but unpaid interest. As of March 31, 2019, the if-converted value of the Notes did not exceed the principal value of the Notes.
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
The carrying value of the Notes is as follows (in thousands):

	March 31, 2019	December 31, 2018
Principal amount	$46,000	$46,000
Unamortized debt discount - equity component	(6,410)	(6,778)
Unamortized debt discount - initial purchaser	(1,914)	(2,024)
Unamortized transaction costs	(302)	(319)
Net carrying value	$37,374	$36,879

Total interest expense related to the Notes is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash interest expense
Coupon interest expense	$633	$633
Non-cash interest expense
Amortization of debt discount - equity component	368	327
Amortization of debt discount - initial purchaser	110	97
Amortization of transaction costs	17	15
Total interest expense	$1,128	$1,072
Revolving Line of Credit
The Company has an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”) whereby EWB makes available to the Company a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit matures on May 8, 2021 and is available up to a maximum of the lesser of: (a) $15.0 million; or (b) a certain percentage of domestic and foreign trade receivables.
As of March 31, 2019, the amount available under the Revolving Line of Credit was $5.8 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 65% of its equity interests in Maxwell Korea. The obligations under the Loan Agreement are also guaranteed directly by Maxwell Korea. In the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, the Company may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. As of March 31, 2019, the Company is in compliance with the financial covenants that it is required to meet during the term of the credit agreement including the minimum two-quarter rolling EBITDA and minimum liquidity requirements.
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
The Company is required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter. There were no borrowings outstanding under the Revolving Line of Credit as of March 31, 2019 and December 31, 2018.
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
As of March 31, 2019 and December 31, 2018, the fair value of the Company’s convertible senior notes issued in September and October 2017 was approximately $47.8 million and $36.0 million, respectively, and was measured using Level 2 inputs. The carrying value of other short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.

Note 9—Discontinued Operations
On December 19, 2018, the Company entered into a share purchase agreement (“Share Purchase Agreement” or the “SPA”) with RN C Holding SA, a special purpose holding entity and affiliate of Renaissance Investment Foundation, (“Renaissance”), providing for the sale of 100% of the shares of the Company’s Swiss subsidiary, Maxwell Technologies SA (“Maxwell SA”), and its high voltage capacitor product line to Renaissance. The transaction simultaneously closed with the signing of the SPA on December 19, 2018. The upfront purchase price was approximately $55.1 million, which after certain reductions and other transaction-related expenses resulted in net upfront cash proceeds of approximately $47.8 million. These reductions and transaction related expenses included a $0.9 million holdback that was placed in a third party escrow account to satisfy potential withholding tax obligations, transaction expenses of $2.1 million and additional adjustments for agreed upon net working capital amounts and other financial related adjustments as agreed upon and set forth in the SPA. In the fourth quarter of 2018, the Company recognized a gain of $5.4 million, net of income taxes, related to this transaction.
In addition to the upfront purchase price, per the terms of the Share Purchase Agreement, Renaissance will make milestone payments of up to 7.5 million CHF per year if certain specific revenue targets are achieved related to the high voltage capacitor product line in fiscal years 2019 and 2020 resulting in potential aggregate milestone payments of approximately 15 million CHF. Renaissance may set off any damages incurred for indemnification matters covered by the Share Purchase Agreement against any future milestone payments. Additionally, up to 5.0 million CHF may be withheld from any potential milestone payments and funded to a separate escrow account to satisfy certain specific indemnity obligations as set forth in the SPA. The Company will account for any potential milestone payments received as gain contingencies in accordance with the provisions of ASC 450, Contingencies; therefore, the Company will not record any gain or recognize any income related to the potential milestone payments until the period in which they are realized.
For the three months ended March 31, 2018, the Company recognized $1.3 million of income net of income taxes from the discontinued operations of the high voltage product line. The major line items constituting the income of the high voltage product line which are reflected in the condensed consolidated statements of operations as discontinued operations are as follows (in thousands):

Three Months Ended March 31,
2018
Revenue	$5,414
Cost of revenue	3,051
Gross profit	2,363
Operating expenses:
Selling, general and administrative	1,789
Research and development	624
Total operating expenses	2,413
Income from operations of discontinued operations	(50)
Other components of defined benefit plans, net	249
Other income and expense, net	(38)
Income tax benefit	1,148
Income from discontinued operations, net of income taxes	$1,309
Note 10 – Stock Plans
The Company has two active stock-based compensation plans as of March 31, 2019: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.

The Company’s disclosures provided in this note, except where otherwise indicated, include both continuing operations and discontinued operations.
Stock Options
Stock options are granted to certain employees from time to time on a discretionary basis. Non-employee directors receive annual stock option awards as part of their annual retainer compensation. No stock options were granted during the three months ended March 31, 2019 or 2018. Compensation expense recognized for stock options for the three months ended March 31, 2019 and 2018 was $60,000 and $72,000, respectively.
Restricted Stock Awards
The Company ceased granting restricted stock awards (“RSAs”) in 2014 and instead currently grants restricted stock units (“RSUs”) to employees as part of its annual equity incentive award program; therefore, no restricted stock awards were issued during the three months ended March 31, 2019 and 2018. During the three months ended March 31, 2019 and 2018, compensation expense recognized for RSAs was $0 and $60,000, respectively.
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
For the three months ended March 31, 2018, PSUs granted included market-condition restricted stock units. The market-condition PSUs will vest based on the level of the Company’s stock price performance against a determined market index over one, two and three-year performance periods. The market-condition PSUs have the potential to vest between 0% and 200% depending on the Company’s stock price performance and the recipients must remain employed through the end of each performance period in order to vest. The fair value of the market-condition PSUs granted was calculated using a Monte Carlo valuation model with the following assumptions:

Three Months Ended March 31,
2018
Expected dividend yield	—%
Expected volatility	46% - 47%
Risk-free interest rate	2.36% - 2.39%
Expected term (in years)	2.8 - 2.9
For the three months ended March 31, 2019 and 2018, RSU grants were composed of the following:

	Three Months Ended March 31,
	2019		2018
	Shares granted (in thousands)	Average grant date fair value	Shares granted (in thousands)	Average grant date fair value
Service-based	125	$2.86	921	$5.77
Performance objectives	—	n/a	78	5.85
Market-condition	—	n/a	335	7.55
Total RSUs granted	125	2.86	1,334	6.22

The following table summarizes the amount of compensation expense recognized for RSUs for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
RSU Type	2019	2018
Service-based	$1,153	$1,084
Performance objectives	83	120
Market-condition	333	298
	$1,569	$1,502
Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period. The number of shares purchased is based on participants’ contributions made during the offering period.
Compensation expense recognized for the ESPP for the three months ended March 31, 2019 and 2018 was $42,000 and $29,000, respectively. The fair value of the ESPP shares was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected dividend yield	—%	—%
Expected volatility	59%	43%
Risk-free interest rate	2.51%	1.39%
Expected term (in years)	0.50	0.50
Fair value per share	$0.78	$1.29
Bonuses Settled in Stock
In 2016, the Compensation Committee of the Board of Directors of the Company adopted the Maxwell Technologies, Inc. Incentive Bonus Plan to enable participants to earn incentive bonuses based upon achievement of specified financial and strategic performance objectives. The Company may settle bonuses earned under the plan in either cash or stock, and currently intends to settle the majority of bonuses earned under the plan in stock. During the first quarter of 2019, the Company settled $1.7 million of bonuses earned under the plan for the 2018 fiscal year performance period with 191,943 shares of fully vested common stock and 176,099 fully vested restricted stock units. During the first quarter of 2018, the Company settled $3.0 million of bonuses earned under the plan for the 2017 fiscal year performance period with 506,017 shares of fully vested common stock.
The Company recorded $0.4 million and $0.9 million of stock compensation expense related to the bonus plan during the three months ended March 31, 2019 and 2018, respectively.
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
The Company recorded $16,000 and $109,000 of stock compensation expense related to director fees to be settled in stock during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, the Company granted 3,523 fully vested RSU in lieu of $16,000 of director fees.

Stock-Based Compensation Expense
Stock-based compensation cost, excluding discontinued operations, included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$277	$317
Selling, general and administrative	1,479	1,657
Research and development	335	400
Total stock-based compensation expense	$2,091	$2,374
Note 11—Shelf Registration Statement
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
In August 2018, under the shelf registration statement, the Company completed a public offering of 7,590,000 shares of its common stock at a public offering price of $3.25 per share. The Company received total net proceeds of approximately $23.0 million from the offering, after deducting underwriting discounts, commissions and offering expenses. As of March 31, 2019, $24.7 million of securities have been issued under the shelf registration statement and a balance of $100.3 million remains available for future issuance; provided, however, that pursuant to the terms of the Merger Agreement, the Company is required, except in limited circumstances, to obtain the consent of Tesla in order to issue equity securities, which such consent shall not be unreasonably withheld.
Note 12—Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
The Company recorded an income tax provision of $14,000 and $126,000 for the three months ended March 31, 2019 and 2018, respectively. The Company’s income taxes are primarily related to Chinese income taxes related to a specialized services contract.
As of March 31, 2019, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $67.0 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
Note 13 – Postretirement Benefit Plans
Korea Defined Benefit Plan
In connection with our acquisition of Maxwell Korea, the Company assumed the defined benefit plan liability related to employees of Maxwell Korea. Pursuant to the Labor Standards Act of Korea, employees and most executive officers with one or more years of service are entitled to lump sum separation benefits upon the termination of their employment based on their length of service and rate of pay.

Components of net cost related to the Korea employee defined benefit plan are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Service cost	$155	$151
Cost recognized as a component of compensation cost	155	151
Interest cost	26	29
Cost recognized in other components of defined benefit plans, net	26	29
Net cost	$181	$180
Employer contributions of $1,000 and $2,000 were paid during the three months ended March 31, 2019 and 2018, respectively. Additional employer contributions of approximately $4,000 are expected to be paid during the remainder of fiscal 2019.
Note 14 – Legal Proceedings
Although the Company expects to incur legal fees in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal fees and therefore, such fees will be expensed in the period the legal services are performed.
Stockholder Litigation
In connection with the merger agreement and the transactions contemplated thereby, nine purported class action lawsuits have been filed. Five complaints, captioned Kip Leggett v. Maxwell Technologies, Inc., et al., Case No. 3:19-cv-00377 (filed February 26, 2019), Shiva Stein v. Maxwell Technologies, Inc., et al., Case No. 3:19-cv-00395 (filed February 26, 2019), Joel Rosenfeld IRA v. Maxwell Technologies, Inc., et al., Case No. 3:19-cv-00413 (filed March 1, 2019), Franck Prissert v. Maxwell Technologies, Inc., et al., Case No. 3:19-cv-00429 (filed March 4, 2019) and Jonathan Mantak v. Maxwell Technologies, Inc., et. al., Case No. 3:19-cv-00451 (filed March 7, 2019) were filed in the United States District Court for the Southern District of California. Two complaints, captioned John Solak v. Maxwell Technologies, Inc., et al., Case No. 1:19-cv-00448 (filed March 4, 2019) and Sabatini v. Maxwell Technologies, Inc., et al., Case No. 1:19-cv-00443 (filed March 1, 2019), were filed in the United States District Court District of Delaware. One complaint, captioned Davis Rodden v. Steven Bilodeau, et al., Case No. 2019-0176 (filed March 4, 2019), was filed in the Delaware Chancery Court and was voluntarily dismissed on April 3, 2019. One complaint, captioned Jack Phillipps v. Maxwell Technologies, Inc., et al., Case No. 1:19-cv-01927 (filed February 28, 2019), was filed in the United States District Court for the Southern District of New York.
In general, the complaints assert claims against the Company and the Company’s Board, with Tesla and Cambria Acquisition Corp. and as additional defendants in the Kip Leggett v. Maxwell Technologies, Inc., et al., Sabatini v. Maxwell Technologies, Inc., et al., and John Solak v. Maxwell Technologies, Inc., et al. complaints. The complaints allege, among other things, that the defendants failed to make adequate disclosures in the Schedule 14D-9 filed by Maxwell Technologies on February 20, 2019. The complaints seek, among other things, to enjoin the proposed transaction, rescission of the proposed transaction should it be completed, and other equitable relief. The Company believes the respective allegations against it in these complaints lack merit, and the Company intends to vigorously defend the actions. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
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
Government Investigations
In early 2013, the Company voluntarily provided information to the SEC and the United States Attorney’s Office for the Southern District of California related to its announcement that it intended to file restated financial statements for fiscal years 2011 and 2012. On June 11, 2015 and June 16, 2016, the Company received subpoenas from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the restated financial statements. The Company has provided documents and information to the SEC in response to the subpoenas. In March 2018, the Company consented to an order filed by the SEC without admitting or denying the SEC’s findings thereby resolving alleged violations of certain anti-fraud and books and records provisions of the federal securities laws and related rules. Under the terms of the order, the Company was required to pay $2.8 million in a civil penalty and agreed not to commit or cause any violations of certain anti-fraud and books and records provisions of the federal securities laws and related rules. The Company had previously accrued this amount owed as an operating expense in its financial statements in the third quarter of 2017 and paid the amount in full in April 2018. Under the terms of the order, the Company also agreed to certain undertakings related to revenue recognition policies and procedures, including two reporting requirements and a certification of compliance with the undertakings. In April 2019, the Company received confirmation from the SEC that the undertakings set forth in the order are deemed satisfied.

Note 15 – Merger Agreement with Tesla
On February 3, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tesla, Inc., a Delaware corporation (“Tesla”) and Cambria Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Tesla (“Merger Sub”), which contemplates the acquisition of the Company by Tesla, through Merger Sub. The Merger Agreement requires that Tesla commence an all stock exchange offer for all of the issued and outstanding shares of the Company (the “Offer”), followed by a merger of Merger Sub with and into the Company pursuant to which the Company will survive as a wholly-owned subsidiary of Tesla (the “Merger”).
In the Offer, each Company stockholder who elects to participate in the Offer will receive a fractional share of common stock of Tesla (“Tesla Common Stock”) for each share of Company common stock (“Company Common Stock”) exchanged in the Offer. Pursuant to the terms and subject to the conditions of the Merger Agreement, as promptly as practicable (but in no event later than four (4) business days following the date on which Tesla files its Annual Report on Form 10-K for the fiscal year ending December 31, 2018), Tesla will commence the Offer to purchase each issued and outstanding share of Company Common Stock for a fraction of a share of Tesla Common Stock, equal to the quotient obtained by dividing $4.75 by the volume weighted average closing sale price of one (1) share of Tesla Common Stock as reported on the NASDAQ Global Select Market (“NASDAQ”) for the five (5) consecutive trading days immediately preceding the second trading day prior to the date of the expiration of the Offer (the “Tesla Trading Price”). However, in the event that the Tesla Trading Price is equal to or less than $245.90, then each share of Company Common Stock shall be exchanged for 0.0193 of a share of Tesla Common Stock. Such shares of Tesla Common Stock, plus any cash paid in lieu of any fractional shares of Tesla Common Stock, is referred to as the “Offer Consideration”.
At the effective time of the Merger, each outstanding option to purchase Company Common Stock issued under the Company’s equity incentive plans that is outstanding, unexercised and unexpired immediately prior to the effective time shall be automatically assumed by Tesla and converted into and become an option to acquire Tesla Common Stock, as further described in the Merger Agreement. Similarly, each Company restricted share unit that is outstanding immediately prior to the effective time, shall be assumed by Tesla and converted automatically into and become a restricted stock unit covering shares of Tesla Common Stock.
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
Unless the context otherwise requires, all references to “Maxwell,” “the Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries. All references to “Maxwell SA” refer to our former Swiss subsidiary, Maxwell Technologies, SA. All references to “Maxwell Korea” refer to our Korean Subsidiary, Maxwell Technologies Korea Co., Ltd.
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

•
uncertainty as to the market value of the Tesla merger consideration to be paid in the merger below an agreed to floor trading price of Tesla common stock at the time of closing thereby impacting current stockholders’ decisions to tender their shares under the tender offer process;

•	the risk that required review and approval of the Form S-4 registration statement for the Tesla common stock to be issued in the merger will be delayed beyond current expectations;

•	the risk of litigation in respect of either Tesla or Maxwell or the merger;

•	our intentions, beliefs and expectations regarding our expenses, cost savings, sales, operations and future financial performance;

•	our operating results;

•	our ability to manage cash flows;

•	our ability to develop, introduce and commercialize new products, technologies applications or enhancements to existing products and educate prospective customers;

•	anticipated growth and trends in our business;

•	our ability to successfully complete one or more financings;

•	our ability to otherwise obtain sufficient capital to meet our operating requirements, including, but not limited to, our investment requirements for new technology and products, or other needs;

•	our ability to manage our long-term debt and our ability to service our debt, including our convertible debt;

•	risks related to changes in, and uncertainties with respect to, legislation, regulation and governmental policy;

•	risks related to tax laws and tax changes (including U.S. and foreign taxes on foreign subsidiaries);

•	risks related to our international operations;

•	our expectations regarding our revenues, customers and distributors;

•	our beliefs and expectations regarding our market penetration and expansion efforts, especially considering the small number of vertical markets and a small number of geographic regions;

•	our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to protect our intellectual property rights and to defend claims against us;

•	dependence upon third party manufacturing and other service providers, many of which are located outside the U.S. and our ability to manage reliance upon certain key suppliers;

•	our anticipated trends and challenges in the markets in which we operate; and

•	our expectations and beliefs regarding and the impact of investigations, claims and litigation.
Many of these factors are beyond our control. Additionally, there can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.
For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A, of this document and Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Merger Agreement with Tesla
On February 3, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Maxwell, Tesla, Inc., a Delaware corporation (“Tesla”) and Cambria Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Tesla (“Merger Sub”), which contemplates the acquisition of Maxwell by Tesla, through Merger Sub. The Merger Agreement requires that Tesla commence an all stock exchange offer for all of the issued and outstanding shares of Maxwell (the “Offer”), followed by a merger of Merger Sub with and into Maxwell pursuant to which Maxwell will survive as a wholly-owned subsidiary of Tesla (the “Merger”).
In the Offer, each Maxwell stockholder who elects to participate in the Offer will receive a fractional share of common stock of Tesla, $0.001 par value (“Tesla Common Stock”) for each share of Maxwell common stock, par value $0.10 (“Maxwell Common Stock”) exchanged in the Offer. Tesla, through Merger Sub, will commence the Offer to purchase each issued and outstanding share of Maxwell Common Stock for a fraction of a share of Tesla Common Stock, equal to the quotient obtained by dividing $4.75 by the volume weighted average closing sale price of one (1) share of Tesla Common Stock as reported on the NASDAQ Global Select Market (“NASDAQ”) for the five (5) consecutive trading days immediately preceding the second trading day prior to the date of the expiration of the Offer (the “Tesla Trading Price”). However, in the event that the Tesla Trading Price is equal to or less than $245.90, then each share of Maxwell Common Stock shall be exchanged for 0.0193 of a share of Tesla Common Stock. Such shares of Tesla Common Stock, plus any cash paid in lieu of any fractional shares of Tesla Common Stock, is referred to as the “Offer Consideration”.
At the effective time of the Merger (the “Effective Time”), each outstanding option to purchase Maxwell Common Stock issued under the Company’s equity incentive plans that is outstanding, unexercised and unexpired immediately prior to the Effective Time (“Maxwell Option”) shall be automatically assumed by Tesla and converted into and become an option to acquire Tesla Common Stock, on the same terms and conditions as were applicable to such Maxwell Option as of immediately prior to the Effective Time, subject to an adjustment for the number of shares and the exercise price pursuant to which such Maxwell Option will be converted into Tesla Common Stock. At the Effective Time, each Maxwell restricted share unit (“Maxwell RSU”) that is outstanding immediately prior to the Effective Time, shall be assumed by Tesla and converted automatically into and become a restricted stock unit covering shares of Tesla Common Stock, on the same terms and conditions as were applicable under the Maxwell RSU as of immediately prior to the Effective Time, subject to an adjustment for the number of shares in which the RSU will be converted into Tesla Common Stock.
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
Executive Overview
Maxwell is a global leader in developing, manufacturing and marketing energy storage and power delivery products for transportation, industrial and other applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated, which we believe gives our products a key competitive advantage. We have one commercialized energy storage product line, which consists primarily of ultracapacitors, as well as lithium ion capacitors, each with applications in multiple industries, including transportation and grid energy storage. In addition to our existing energy storage product line, we are focused on developing and commercializing our dry battery electrode technology, which leverages our core dry electrode process technology that we have used to manufacture our ultracapacitors for many years, and which we believe could be a groundbreaking technology for lithium-ion batteries, particularly in the electric vehicle market.
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
In order to achieve our strategic objectives, in the fourth quarter of 2018 we divested our Swiss subsidiary, including the high voltage product line. On December 19, 2018, the Company entered into a share purchase agreement (“Share Purchase Agreement”) with RN C Holding SA, a special purpose holding entity and affiliate of Renaissance Investment Foundation, (“Renaissance”), providing for the sale of 100% of the shares of our Swiss subsidiary, Maxwell Technologies SA (“Maxwell SA”), and its high voltage capacitor product line to Renaissance. The transaction simultaneously closed with the signing of the Share Purchase Agreement on December 19, 2018. The upfront purchase price was approximately 55.1 million CHF, which after certain reductions and other transaction-related expenses resulted in net cash proceeds of approximately 47.8 million CHF. Additionally, Renaissance has agreed to make milestone payments of up to 7.5 million CHF per year based on the achievement of specific revenue targets related to the high voltage capacitor product line in fiscal years 2019 and 2020 resulting in potential aggregate milestone payments of approximately 15 million CHF.
Except as specifically indicated, the discussion of the Company and our operations excludes the high voltage product line. The high voltage product line has been classified as discontinued operations and the results of operations of the high voltage product line for the three months ended March 31, 2018 have been excluded from our continuing operating results. For the three months ended March 31, 2018, the high voltage product line represented 19% of total revenues and 42% of total gross profit, before the reclassification of high voltage to discontinued operations.
In August 2018, we completed a public offering of 7,590,000 shares of our common stock at a public offering price of $3.25 per share. We received total net proceeds of approximately $23.0 million from the offering, after deducting underwriting discounts, commissions and offering expenses.
In the first quarter of 2019, revenue was $15.4 million, representing an overall decrease of 33% compared with $23.0 million in the same period one year ago. The decrease in revenue was primarily related to (i) a decrease in revenue for industrial and other markets where sales are driven by the timing of customer projects, (ii) a decrease in auto revenue as a customer automotive design is nearing the end of its life cycle, although the quarter’s revenue from this customer was particularly low due to timing of call-offs, and (iii) a decrease related to the completion of a specialized services contract.
Gross margin during the quarter decreased to (10)% compared with 14% in the first quarter of 2018, primarily associated with the impact of fixed production costs on lower revenue and production volumes, as well as lower selling prices. Additionally, certain expenses including equipment maintenance, warranty and other production-related costs were higher than typical in the first quarter of 2019. Operating expenses in the first quarter of 2019 increased to 96% of revenue, compared with 55% of revenue in the same period one year ago, primarily attributable to lower revenue, as well as $1.8 million of legal and advisory costs recorded in the first quarter of 2019 related to the Merger Agreement with Tesla.
As of March 31, 2019, we had cash and cash equivalents of $48.1 million, and working capital of $72.4 million. In addition, the Company has a revolving line of credit expiring in May 2021, under which no borrowings are currently outstanding. During 2018, in order to supplement existing cash, fund our investment plans and forecasted negative cash flow from operations, we raised cash via an equity offering in August 2018 and the sale of our Swiss subsidiary, including the high voltage product line in December 2018 as discussed above. Management believes that our available cash balance will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months.
Going forward, we intend to continue focusing on our strategic priorities, as described above. In order to achieve our strategic objectives, we will need to overcome risks and challenges facing our business. A significant challenge we face is our ability to manage dependence on a small number of vertical markets and geographic regions, including some that are driven by government policies and subsidy programs. These markets may decline or experience slower rates of growth when there are changes or delays in government policies and subsidy programs. Specifically, the Chinese wind energy market, which represents a significant proportion of historical sales, is heavily dependent on government regulation and subsidy programs and changes to such regulations and programs could significantly impact our revenues from this regional market.

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
Additionally, U.S. and China tariffs and trade disputes continue to drive uncertainty related to our business. In some cases, these tariffs have driven softer demand for our products, or are negatively impacting our margins. Thus far, the impact has been limited to a small number of customers and products. We will continue to work with impacted customers to minimize any disruptions to their business as a result of the tariffs. While we believe these impacts are temporary or can be addressed, there is significant uncertainty about the continuing impact of tariffs and trade disputes on our revenues, gross margins and business operations.
Other significant risks and challenges we face include: the ability to achieve profitability through refining our product development infrastructure and optimizing our manufacturing capacity optimization to facilitate profitable growth; competing technologies that may capture market share and interfere with our planned growth; difficulties in executing our restructuring activities; and hiring, developing and retaining key personnel critical to the execution of our strategy. We are attentive to these risks and are focusing on overcoming risks in order to achieve our key objectives.
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

Results of Operations
Comparison of Three Months Ended March 31, 2019 and 2018
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Revenue	100%	100%
Cost of revenue	110%	86%
Gross profit	(10)%	14%
Operating expenses:
Selling, general and administrative	63%	34%
Research and development	33%	21%
Total operating expenses	96%	55%
Loss from operations	(106)%	(41)%
Interest expense, net	8%	4%
Other income	(1)%	—%
Foreign currency exchange loss, net	1%	—%
Loss from continuing operations before income taxes	(114)%	(45)%
Income tax provision	—%	1%
Loss from continuing operations	(114)%	(46)%
Income from discontinued operations, net of income taxes	—%	6%
Net loss	(114)%	(46)%

Net loss reported for the three months ended March 31, 2019 was $17.6 million, or $0.38 per share, compared with a net loss of $9.2 million, or $0.28 per share, in the same period one year ago. The $8.4 million increase in net loss was primarily related to the following:

•	a $4.8 million decline in gross profit primarily associated with lower revenue and the impact of fixed production costs on lower revenue and production volumes, as well as lower selling prices;

•	$1.8 million of legal and advisory costs recorded in the first quarter of 2019 related to the Merger Agreement with Tesla; and

•	$1.3 million of income from discontinued operations, net of income taxes, in the first quarter of 2018 related to the high voltage product line which was sold in the fourth quarter of 2018.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018	Decrease	% Change
Revenue	$15,438	$23,002	$(7,564)	(33)%
Cost of revenue	16,966	19,684	(2,718)	(14)%
% of Revenue	110%	86%
Gross profit	$(1,528)	$3,318	$(4,846)	(146)%
% of Revenue	(10)%	14%
Revenue. During the three months ended March 31, 2019, revenue decreased $7.6 million, or 33%, to $15.4 million, compared with $23.0 million in the same period one year ago. The decrease in revenue was primarily related to (i) a decrease in revenue for industrial and other markets where sales are driven by the timing of customer projects, (ii) a decrease in auto revenue as a customer automotive design is nearing the end of its life cycle, although the quarter’s revenue from this customer was particularly low due to timing of call-offs, and (iii) a decrease related to the completion of a specialized services contract. The decrease in revenue was composed of lower volume of $7.2 million and lower prices of $0.4 million.
A portion of our revenue is generated through our Korean subsidiary, which has a functional currency of the Korean Won. As such, reported revenue can be materially impacted by changes in exchange rates between the subsidiary’s local currency and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Korean Won during the three months ended March 31, 2019 compared with the same period one year ago, revenue was negatively impacted by $11,000.
Gross Profit and Gross Margin. During the three months ended March 31, 2019, gross profit decreased $4.8 million, or 146%, to $(1.5) million compared with $3.3 million in the same period one year ago. As a percentage of revenue, gross margin decreased to (10)% in the three months ended March 31, 2019 compared with 14% in the same period one year ago. The decreases in gross profit and gross margin were primarily associated with lower revenue, an increase in product costs due to the impact of fixed production costs on lower revenue and production volumes, as well as lower selling prices. Additionally, certain expenses including equipment maintenance, warranty and other production-related costs were higher than typical in the first quarter of 2019.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018	Decrease	% Change
Selling, general and administrative	$9,700	$7,783	$1,917	25%
% of Revenue	63%	34%
Selling, general and administrative expenses for the three months ended March 31, 2019 increased by $1.9 million, or 25%, from the same period in 2018. Selling, general and administrative expenses increased to 63% of revenue, up from 34% for the same period in 2018. The increase for the three months ended March 31, 2019 was primarily related to $1.8 million of legal and advisory costs recorded in the first quarter of 2019 related to the Merger Agreement with Tesla.

Research and Development Expense
The following table presents research and development expense for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018	Increase	% Change
Research and development	$5,165	$4,908	$257	5%
% of Revenue	33%	21%
Research and development expenses for the three months ended March 31, 2019 increased by $0.3 million, or 5%, from the same period in 2018. Research and development expenses were 33% of revenue, up from 21% for the same period in 2018. The increase was primarily associated with a decrease of $0.3 million of reclassified expenses due to the completion of a specialized services contract.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax provision of $14,000 for the three months ended March 31, 2019, compared with an income tax provision of $126,000 for the three months ended March 31, 2018. Our income taxes are primarily related to Chinese income taxes related to a specialized services contract.
At March 31, 2019, we have a cumulative valuation allowance recorded offsetting our worldwide net deferred tax assets of $67.0 million, of which the significant majority represents the valuation allowance on our U.S. net deferred tax assets. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
Income from Discontinued Operations
In order to achieve our strategic objectives, in the fourth quarter of 2018 we divested our Swiss subsidiary, including the high voltage product line. The high voltage product line has been classified as discontinued operations and the results of operations of the high voltage product line for the three months ended March 31, 2018 has been excluded from our continuing operating results. For the three months ended March 31, 2018, the high voltage product line represented 19% of total revenues and 42% of total gross profit, before the reclassification of high voltage to discontinued operations.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Total cash provided by (used in):
Operating activities - continuing operations	$(9,033)	$(12,122)
Investing activities - continuing operations	(702)	(2,591)
Financing activities - continuing operations	(232)	5,000
Effect of exchange rate changes on cash and cash equivalents	67	110
Operating activities - discontinued operations	—	911
Investing activities - discontinued operations	—	(1,319)
Financing activities - discontinued operations	—	(8)

In the fourth quarter of 2018, we sold our Swiss subsidiary, including the high voltage product line. Historically, the high voltage product line has contributed significantly to cash flows provided by operating activities, including a positive contribution of $0.9 million in the three months ended March 31, 2018. Therefore, we expect that in the near-term, the divestiture of the high voltage product line will result in higher cash used in operating activities.
Net cash used in operating activities was $9.0 million for the three months ended March 31, 2019 and related primarily to our net loss of $17.6 million, which included non-cash charges of $5.9 million, and an increase in inventory of $3.9 million which is primarily related to a buildup of inventory to support anticipated demand for the second quarter. Net cash used in operating activities was partially offset by an increase in accounts payable and accrued liabilities of $5.2 million primarily related to the timing of payments.
Net cash used in operating activities was $12.1 million for the three months ended March 31, 2018 and related primarily to our net loss from continuing operations of $10.5 million, which included non-cash charges of $5.5 million, and an increase in inventory of $4.3 million which was related to building up inventory in advance of a contract manufacturer change.
Net cash used in operating activities decreased $3.1 million to $9.0 million for the three months ended March 31, 2019 compared with $12.1 million for the three months ended March 31, 2018. Cash flows from operating activities were impacted by changes in operating assets and liabilities which had a positive effect on cash flow of $2.7 million for the three months ended March 31, 2019, compared with a negative effect of $7.1 million in the three months ended March 31, 2018. These changes were primarily the result of changes in the timing of payments and collections. This positive effect of changes in operating assets and liabilities was partially offset by a higher net loss in 2019.
Net cash used in investing activities was $0.7 million for the three months ended March 31, 2019 compared with net cash used by investing activities of $2.6 million for the three months ended March 31, 2018. Cash used in investing activities during the three months ended March 31, 2019 was associated with capital expenditures related to various minor projects at many of our facilities. Net cash used by investing activities for the three months ended March 31, 2018 was related to $2.6 million of capital expenditures primarily related to ultracapacitor new product testing and production equipment in San Diego, California and expansion at our facility in South Korea.
Net cash used in financing activities was $0.2 million for the three months ended March 31, 2019 compared with net cash provided by financing activities of $5.0 million for the same period in 2018. Net cash used in financing activities for the three months ended March 31, 2019 was related to payments on a finance lease. During the three months ended March 31, 2018, we received net proceeds of $5.0 million from borrowings on our line of credit.
Liquidity
On December 19, 2018, the Company entered into a share purchase agreement (“Share Purchase Agreement”) with RN C Holding SA, a special purpose holding entity and affiliate of Renaissance Investment Foundation, (“Renaissance”), providing for the sale of 100% of the shares of the Company’s Swiss subsidiary, Maxwell Technologies SA (“Maxwell SA”), and its high voltage capacitor product line to Renaissance. The transaction simultaneously closed with the signing of the Share Purchase Agreement on December 19, 2018. The upfront purchase price was approximately $55.1 million, which after certain reductions and other transaction-related expenses resulted in net upfront cash proceeds of approximately $47.8 million.
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
In November 2017, we filed a shelf registration statement which allows us to sell up to an aggregate of $125 million of any combination of our common stock, warrants, debt securities or units. Under this registration statement, we may access the capital markets for the three-year period ending November 15, 2020. As of March 31, 2019, $24.7 million of securities have been issued under our shelf registration statement and a balance of $100.3 million remains available for future issuance pursuant to the shelf registration statement; provided, however, that pursuant to the terms of the Merger Agreement, we are required, except in limited circumstances, to obtain the consent of Tesla in order to issue equity securities, which such consent shall not be unreasonably withheld.
As of March 31, 2019, we had approximately $48.1 million in cash and cash equivalents, and working capital of $72.4 million. In addition, the we have a revolving line of credit with East West Bank (the “Revolving Line of Credit”) providing for a maximum borrowing amount of $15.0 million, subject to a borrowing base limitation, under which no borrowings were outstanding as of March 31, 2019. As of March 31, 2019, the amount available under the Revolving Line of Credit was $5.8 million. This facility is scheduled to expire in May 2021. Management believes the available cash balance will be sufficient to fund operations, obligations as they become due, and capital investments for at least the next twelve months.

As of March 31, 2019, the amount of cash and short-term investments held by foreign subsidiaries was $1.8 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate some of these funds, which would not be material.
Debt and Credit Facilities
Revolving Line of Credit
We have an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”) whereby EWB makes available to us a secured credit facility in the form of a revolving line of credit (“Revolving Line of Credit”). The Revolving Line of Credit matures on May 8, 2021, and is available up to a maximum of the lesser of: (a) $15.0 million; or (b) a certain percentage of domestic and foreign trade receivables.
As of March 31, 2019, the amount available under the Revolving Line of Credit was $5.8 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 65% of our equity interests in Maxwell Korea. The obligations under the Loan Agreement are also guaranteed directly by Maxwell Korea. In the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, we may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. As of March 31, 2019, we were in compliance with the financial covenants that we are required to meet during the term of the credit agreement including the minimum two-quarter rolling EBITDA and minimum liquidity requirements.
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
We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter. There were no borrowings outstanding under the Revolving Line of Credit as of March 31, 2019.
Critical Accounting Estimates
We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2018 other than related to leases due to our adoption of ASC 842. See Note 4 in “Notes to Condensed Consolidated Financial Statements.”
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. We adopted the new accounting standard using the modified retrospective transition option effective January 1, 2019. In connection with the adoption of this standard, on January 1, 2019, we recorded $9.1 million of right-of-use assets and $11.6 million of lease liabilities on our consolidated balance sheet for the recognition of operating leases as right-of-use assets and lease liabilities. The adoption of this standard did not have a material impact on our consolidated statements of operations.
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

There have been no other recent accounting standards, or changes in accounting standards, during the three months ended March 31, 2019, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which are incorporated herein by reference.
Items 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.	Exhibits
Exhibit Index

Exhibit Number	Description of Document	Filed Herewith	Form	File No.	Date Filed

2.1	Agreement and Plan of Merger, dated February 3, 2019, by and between Maxwell Technologies, Inc., Tesla, Inc. and Cambria Acquisition Corp.		8-K	001-15477-19561718	02/04/19
3.1	Composite Certificate of Incorporation of Registrant.		10-K	001-15477-18622135	02/16/18

3.2	Amended and Restated Bylaws of Maxwell Technologies, Inc.		8-K	001-15477-17639635	02/27/17

4.1	Indenture dated as of September 25, 2017 between Maxwell Technologies, Inc. and the Trustee.		8-K	001-15477-171100789	09/26/17

4.2	Form of 5.50% Convertible Senior Note due 2022 (included in Exhibit 4.1).		8-K	001-15477-171100789	09/26/17

10.1
Tender and Support Agreement, dated as of February 3, 2019, by and among Tesla, Inc., Cambria Acquisition Corp. and directors and certain officers of Maxwell Technologies, Inc. and I2BF Energy, Limited.
			8-K	001-15477-19561718	02/04/19

10.2	Second Amendment to Amended and Restated Loan and Security Agreement, dated February 14, 2019, by and between Maxwell Technologies, Inc. and East West Bank		10-K	001-15477-19608405	02/14/19

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	May 1, 2019	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	May 1, 2019	By:	/s/ David Lyle
David Lyle
Senior Vice President, Chief Financial Officer and Treasurer